Form 10KSB
period 1999-12-31
ONLINE POWER SUPPLY INC
filed 2000-03-30
CIK 1101152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____ to ______.

Commission file number 000-93341

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Nevada                                    84-1176494
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    6909 South Holly Circle, #200, Englewood, CO                 80112
------------------------------------------------------     ---------------------
      (Address of principal executive offices)                (Zip Code)

Issuer's telephone number 303.741.5641
                          ------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports) YES X, and (2) has been subject to such filing requirements for the past 90 days. NO X

         Indicate by check mark if disclosure of delinquent filers,  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues in fiscal year 1999 were $314,829.

         Aggregate market value of the voting stock held by non-affiliates as of March 24, 2000: $196,500,000.
         Number of common shares outstanding as of December 31, 1999 and March 24, 2000: 16,954,119 shares.

         Documents incorporated by reference: None. However, exhibits are incorporated. See Item 13.
         Transitional Small Business Disclosure Format:  YES ___  NO ___

                                     PART I

Item 1.  Description of Business.

(a)      Business Development

         We were originally founded as a Colorado corporation in 1991 under the name Roth Financial Fitness, Inc. to market the financial fitness and wealth-building concepts of J.W. Roth. We developed a mail order program of videos, workbooks, telephone consultant sessions with financial experts and monthly newsletter. These items were marketed and sold through infomercials and television advertising featuring celebrities. This business was not successful and the plan of operations was abandoned in late 1994.

         In July 1995, we changed our name to OnLine Entertainment, Inc. and developed a business plan to sell entertainment products which we packaged through the Internet. Our products were to include nature films, rock and roll record compilations, and other items. In late 1995 and early 1996 we also performed a limited amount of media advertising placement work for other companies (arranging radio and television advertising time for our clients). This business plan also was unsuccessful.

         In 1996, we acquired 100% of the stock of Glitch Master Marketing, Inc. Our acquisition of the common stock of that entity in exchange for shares of our common stock was treated for accounting purposes as a recapitalization of that entity, with that entity as the acquiror. The entertainment business line was discontinued after the merger.

         In 1997 we acquired Renaissance Systems, Inc. and formed OnLine Power Supply, Inc. as a 100% subsidiary to develop new products in the power supply business (Renaissance was not continued as a separate subsidiary). In December 1999 the two subsidiaries OnLine Power Supply, Inc. and Glitch Master Marketing, Inc. transferred their assets and liabilities to us and the subsidiaries were dissolved. As used in this Form 10-KSB, unless otherwise specified, references to OPS mean either the former subsidiary OnLine Power Supply, Inc. or the line of products it has developed, and references to GMM mean either the former subsidiary Glitch Master Marketing, Inc. or the products it has developed. In 2000, GMM products will be discontinued.

         We changed our name to OnLine Power Supply, Inc. and at that time changed our stock symbol to "OPWR" from "ONLN."

(a)(1) Form and Year of Organization. A Nevada corporation (originally a Colorado corporation formed in 1991, then changed to Nevada corporate domicile in 1996).

(a)(2)   Any Bankruptcy, Receivership or Similar Proceeding.  None

(a)(3) Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets not in the Ordinary Course of Business. None in 1998 or 1999.

(b)      Business of Issuer

         We have developed patented and patent pending proprietary technology for what we believe are better power supply systems for electronic devices (our OPS line of products). The electrical current (power supply) going into such devices has to be converted and controlled so the power is constantly and evenly supplied in the right format. Computers, for example, must use direct current (steady flow, or "DC"), but most output from electrical suppliers (utilities) is alternating current ("AC"). There is a power supply system in every computer which converts the AC power into DC. These computers are used in personal computing, office environments, industrial applications, tele- communication switching stations, and a host of other uses.

         We estimate that the total annual United States market for the size of power supply systems which we have designed is approximately $4 billion, meaning that original equipment manufacturers ("OEM") and end users in the United States buy that dollar volume every year. Another $5 billion is spent on systems in Europe and Asia every year. Our business model projects that our OPS line may start to be "designed into" new generations of smaller advanced electronic devices by a number of manufacturers. Our competitors' current products will not fit the new generations' standards of efficiency, size and weight which the manufacturers appear to be adopting on their own. Therefore, our products should enable us to capture a share of the annual market.

         Through 1999 we made and sold a computer power interruption circuit under the name "Glitch Master." This part of our business is winding down and will be discontinued for the most part in 2000.

         Our offices are located at 6909 South Holly Circle, suite 200, Englewood, Colorado 80112; telephone 303.741.5641 (fax 303.741.5679).

(b)(1)   Principal products or services and their markets.

         There are two basic technologies for converting AC power to DC power: linear and switching. Linear power supply technology has been around since the turn of the century. It consists of a transformer, bridge rectifier and a filter cap. It is bulky, heavy and very inefficient, dissipating over 50% of its power to heat. A 200 watt power supply weighs approximately 40 lbs. and is 19" x 10" x 7", however, the advantage is a very clean, smooth output of the voltage and current which is needed in many applications.

         Thirty years ago, electrical engineers discovered how to increase the efficiency and size of the linear power supply by immediately changing AC power to DC power then switching the transformer on and off at high speeds to create the flow of power across the transformer. This is known as switching technology. The downfall of this technique is noisy power (switching the transformer on and off creates huge surges, spikes, harmonics and radiated noise in systems). However, motors and logic circuits don't mind this noise. Therefore, the computer industry exclusively uses these power supplies. They are large and inefficient. Because they are inefficient, a lot of electrical power going into the system is wasted and lost to heat; almost all computers using the traditional switching technology must use ventilating fans to keep the systems' operating temperatures cool. Also, more capacity (a bigger system) is needed to compensate for inefficiencies.

         We believe we have developed a significant improvement to the switching technology, by designing semiconductor controls into the switching technology to create high efficiency systems that enhance voltage conversion. This new product line features significant improvement in efficiency (93% efficient compared to 50%-70% in current technology), size and weight (80% lighter) and a reduction in parts count of up to 50%.

         Our technology, which is exclusively owned, will produce power supply products for applications in the electronics industry, including the telecommunication, industrial, commercial, medical, government and computer markets. Prototype products have been developed and patents have been filed. One patent has been granted to date by the United States Patent and Trademark Office (Pat. No.5,798,671) which relates to our earlier versions of the OPS products (power corrected front end modules). An application for another patent was filed in 1999 which covers numerous refinements and improvements to the OPS technology. The second patent is now in review at the United States Patent and Trademark Office. Certification by Underwriters Laboratories has been received for certain components of the OPS products. Discussions with a number of large corporations are ongoing for possible contracts to buy OPS products. To date, no contacts have been secured.

         Presently, we are in discussions with a number of potential customers who may buy our OPS products. We are making prototype versions of our products for evaluation by potential customers, which include some of the larger corporations in the United States. We have sold only a few of the OPS products as demonstration units, and we have not signed any contracts yet. Manufacturing will be done by others, so we won't have to build factories. Our products are marketed by employees and independent distributors. We are estimating that if we obtain contracts for the OPS products, our per unit sales price would be from $150 to $500. Based on detailed discussions with Saturn Electronics and Engineering, Inc. our direct operating costs are estimated to be 50% or less of sales. Therefore, if we can sign contracts for this line, we may have sales revenues in 2000 and 2001, but whether we can make any profits in this period of time will depend on the amount of our general and administrative, engineering, and product design costs.

         GMM has sold unique products related to better power supply performance since 1990; these products are sold to several niche markets which require very stable power for voltage-sensitive computer and machinery operations. We are winding down this product. We have recorded revenues from sales of this product line in 1998 and 1999, but presently are not predicting significant sales in 2000.

Power Supply Technology

         We believe the OPS technology will produce a new generation of power supply devices. While new electronic products are being introduced in smaller, faster, more complex and more powerful configurations, the power supply, which is one of the most basic components of all electronics, has not changed its basic technology since AC current became the standard. Every electronic product today uses a 20-year old inefficient technology to convert and control electrical current. While this technology works, significant advances are being made in electronic applications. However, these continued advances in new products are being limited by the limitations of the power supply systems which are presently available in the market. Current possibilities in electronics "architecture" are becoming limited by power supply systems which are too large and heavy, and run inefficiently and generate significant amounts of heat (lost power). Present power systems also lose power at higher temperatures.

         For example, a traditional AC to DC power supply systems for a computer usually operates at about 70% efficiency. Computer designers must design in power supplies which are rated significantly higher (usually 30% higher at a minimum) than the applications really need. Fans are needed to keep temperatures at acceptable levels. Additional components and circuits help minimize the intrusion of spikes, harmonics and radiated electrical "noise" which are unavoidable in the systems and still cannot be eliminated, even with the introduction of switching technology in the 1960s. These needed features add cost, complexity, size and weight to the end product, i.e. the power system. Therefore, while advances in circuit technology keep producing more powerful applications which need less space, the unchanged power supply technology keeps the overall size of the devices larger than necessary.

         We have applied a problem solving strategy to power supply systems, and designed and built new devices that will keep pace with advances in electronic manufacturing. The new technology is significantly different from traditional linear or switching power supply products. OPS products feature 93%-97.4% efficiency factors, 80% reduction in weight, and up to 50% fewer parts (which decreases the size and complexity of the products). Additionally, the new products experience virtually no magnetic thermal deration (loss of performance because of heat build up); therefore, fans and other ventilating measures are not needed.

         We have completed our first new technology product, the Power Factor Corrected Front End module ("PFCFE"). The PFCFE is a modular power supply that converts AC voltage to DC voltage. Any electrical machine, such as electronic equipment with "memory" supplied by a computer chip, requires DC voltage to operate. The PFCFE converts, translates and conditions AC voltage from the wall plug into DC power language that sophisticated electronic equipment can use efficiently. The PFCFE design, small size and weight provide flexibility to end-user design engineers, particularly in the telecommunications industry. This design allows the PFCFE to be utilized in distributed power systems or as a modification to existing power supplies that require power factor correction. The power factor correction brings the front end voltage and current into phase and enables the unit to pull constant current from the power line. It eliminates damaging and inefficient harmonies and current spikes.

         We believe the PFCFE device exceeds the requirements of new European standards that take effect in 2001. These standards require efficient utilization of power throughout Europe and will ultimately become worldwide standards. Efficiency is measured with reference to the "perfect power factor" of 1.0; the PFCFE's power factor is .99984.

         We have produced prototypes of the PFCFE module and obtained electrical certifications for the prototypes, and are completing development of its next new technology, a 48 Vdc distributed power supply. We believe these first two OPS products will form the basis for approximately 30 product lines for different power requirements and commercial uses.

         One application of the PFCFE is a very small module which is adaptable to distributed power systems (particularly in telecommunications) and will fit into a PS2 computer power supply. Currently, prototype units are being evaluated by a number of large potential customers.

         We have conducted performance test comparisons between the PFCFE and a "state-of-the- art" competitive product. We believe these tests demonstrate the superiority of the PFCFE to the best competitive products on the market because PFCFE was more efficient and dissipates substantially less heat without thermal deration. The PFCFE may have a technological advantage in the marketplace.

         Performance and design testing has been conducted on a regular basis since August 1997. In August 1997, Doyle & Associates, Inc. ran tests to evaluate the long term market feasibility of our then-current OPS product line. These tests included verification of operating efficiencies, power factor correction ratings, and the operating temperature range for our product line versus other companies' products. Richard L. Doyle provides us consulting services from time to time.

         In October 1998, INTERtest Systems Inc. conducted tests at its independent laboratory to evaluate our products' compatibility with internationally accepted standards and to insure product compatibility into certain market arenas such as telecommunications. These tests covered electromagnetic compatibility for the "immunity standard" in the electronics industry; levels of radiated emissions; conformance with standards of electromagnetic discharge requirements; radiated frequency, electrical fast transients and transients surge, and radio-frequency fields inducted disturbances. The standards used in the tests were CENELEC EN 50 081-1:1992; 55 022:1995; 50 082-1:1992; and 61 000-4-2 through 4-6:1995. Our products met all of these standards.

         Later in 1998, INTERtest Systems Inc. ran an initial testing review for tolerances related to compatibility with electronic components (spacing and clearance, and short circuits), as well as safety issues which would be addressed by Underwriters' Laboratories. Some changes in design were adopted to improve tolerances compatibility.

         In August 1999, Accelerated Reliability Test Centers (a division of QualMark Corporation) conducted highly accelerated life testing ("HALT") to uncover potential design and/or process weaknesses in our products. During HALT testing, the OPS power supply units were subjected to increasingly higher stress levels caused by vibration, heat, rapid temperature change; combined environments, and power cycling. Our products passed the HALT testing without difficulty.

         In October 1999, UL approved the OPS product line under UL file #E203110, Project #99NK36016.

         In November 1999, Doyle and Associates conducted a "mean time between failure " test to determine long term reliability of our products. The Bellcore Standard data base was used as the performance reference benchmark. Our products were rated at a temperature of 50 degrees Centigrade to last 798,557 hours (91 years).

Technical Comparisons of OPS and Traditional Power Supply Devices

         We have summarized in the chart below the benefits of OPS technology compared to the devices made by our competitors. The chart reflects a statistical analysis of our competitors' products as published in technical journals and trade magazines. Traditionally, power supply devices are evaluated according to their specifications, which are a demonstration of expected performance in the field. For example, a 1000 watt power supply rated at 70% efficiency will dissipate significantly more heat (300 watts). This condition would require cooling by a fan to keep moving air over the device to remove the heat buildup. However, this condition also would make such a unit less reliable because it operates in a narrow temperature range while taking up more valuable space within the power supply unit. A 1000 watt OPS power supply with 90% efficiency will dissipate only 100 watts of heat, which means it will last longer, require less cooling (none in some applications), and allow it to operate over a greater temperature range in a dramatically smaller space. Therefore, we believe the OPS power supply devices are smaller, lighter, more efficient, and more reliable. These benefits are summarized below.

OPS POWER SUPPLY FEATURES/BENEFITS         CONVENTIONAL SWITCH/LINEAR TECHNOLOGY

Weight-1 lb. 9 ounces                                 300w=5.5lbs.
         (250-1000w)                                  1000w= 11.2 lbs.

Dimensions- 2.7" x 6.7" x 1.5"                         5" x 5" x 11"(1000w)
         27.13 cu.in.                                 275 cu.in.
         (250-1000w)

93%-97.5% efficient                                   50%-75% efficient

Fan may not be required-coolest                       Fan required-high heat
in industry

MTBF- 800,000 hours +                                 MTBF-100,000 hours

Hold up time- 300 ms +                                16 ms
Power Factor Correction <.999                         Power Factor typically .60
(Perfect Power Factor 1.0)
Power Density 18 watts/cu.in.                         2.5 watts/cu.in.

No minimum load required                              required

Power fail warning                                    none

N + 1 Operation                                       N + 1 Operation

Small idling losses                                   % idling losses

Operating temperature -55(degree)C                   0(degree)C to 60(dEGREE)C
to 100(degree)C                                      typical loss 50% of power
No power deration due to temperature                 due to temp. deration above
                                                     45(degree)C

Output Power range-250 watts to 9,600 watts         Multiple sizes and weights
Same size and weight

Independently isolated and regulated                Always running
lines with floating outputs


                          FEATURES/BENEFITS/DESCRIPTION

BENEFIT            OPS PRODUCTS                                         INDUSTRY STANDARDS

Efficiency         OPS products achieve                                 Average efficiency is
                   over 90% efficiencies. Front                         75% in switching power
                   end power modules will be                            supplies and 50% in linear
                   97% efficient.                                       power supplies.

Smaller            OPS products have greater                            Smallest 1000 watt footprint
                   watt per cubic inch power than                       is 5"x 5" x 11" (275 cu.in.)
                   previously achieved. Most models
                   will fit into a 2.7"x 6.7"x 1.5" footprint
                   (27.13 cu.in.)

Lighter            OPS products will weigh 1.9 lbs                      Industry products weigh
                   for 1000 watts unit.                                 12-14+ lbs for 1000 watts.

Cooler             Higher efficiencies result in smaller                Large heat dissipations
                   heat dissipations. Most OPS                          cooled by low reliability
                   products may not require a fan                       fans.
                   for cooling.

Reliability        Higher efficiencies, cooler running                  MTBF is determined by the
                   power supplies and high quality                      quality of the fan, about 100,000
                   component selection will result                      hours.
                   in a high MTBF in the 1,000,000
                   Hrs. range.

Agencies           OPS products will comply with                        Power supply companies who
                   National & International standards.                  do not adapt to European
                                                                        standards will not be able to
                                                                        compete in the worldwide
                                                                        market by the year 2001.

Power Supply Industry

         The power supply industry is expected to show continued growth for the next four years. A report by Darnell Group, Inc., Norco, California, estimates that the worldwide market for AC/DC switching power supplies in 1999 will be about $9 billion, with the United States accounting for $4 billion.

         The top 10 power supply manufacturing companies represented about 60% of the market in 1997. Ranked in order (and taking into consideration the merger between Computer Products and Zytec, which formed Artesyn) are: Lucent Technologies, Delta Products, Astec, Artesyn, Lite-On, Reltec, Vicor, Celestica, Lambda Electronics, and Cherokee International. Other mergers continued in 1998 and 1999 as these companies seek increased market share. We believe our new technology will have dramatic impact to an industry where basic technology has not changed in 20 years. Some of the leading companies have contacted us about possible joint ventures or other ways of doing business together, but we don't yet have any agreements in these respects.

Industry Trends

         We believe that over the next five years, manufacturers will be forced by the marketplace to improve power supply products in order to remain competitive. The electronics industry is under continuing pressure to reduce system sizes where a power supply will require considerable amounts of space within the system. For example, computers, laptops, and wireless base stations have significantly reduced their size over the last three years, but, at the same time, have continued to increase in capability. This increased capability has increased the power requirements which the power supply can deliver, but these requirements at the same time must be met by a smaller package. Reduction of the size of a system reduces the overall space in the system which is available to fit in a power supply device which delivers more power.

         Through our new technological approach, we believe the OPS products will achieve all of the improvements needed by the marketplace. We believe the industry will use these improvements to continue its race to become smaller and lighter, in particular. This will have considerable impact with respect to size, durability, and the rugged qualities of casing. For example, a high-end network file server would typically utilize 675 watt power supplies. Each power supply would be about 5"x 5"x 11", weigh 8.8 lbs. and approximately be 75% efficient. As a result, the case would have to occupy 15" of vertical space; 168.75 watts of consumed power would be lost to heat dissipation. By comparison, our OPS products would weigh a total of 3 lbs., utilize 6" of vertical space and dissipate only 141.75 watts of heat. These are significant improvements that will provide definite advantages to system design engineers in the future.

         Manufacturing

         Manufacturing will be conducted on a sub-contract basis. Manufacturing facilities have been identified and have certain characteristics that demonstrate the ability to produce quality and quantity to meet the our expectations. These manufacturers specialize in the design and manufacture of power supplies for various applications to include facsimiles, printers, disk drives, telecommunication equipment, test instruments and personal computers. Dedicated, innovative and energetic workforces, and modern facilities with proven technology characterize these high quality, cost effective manufacturing facilities. Production systems of the manufacturers have been approved by BAT and are also ISO 9001 and ISO 9002 and QS 9000 market certified companies. Performance of consistent timely delivery and a high degree of on-site engineering and quality control are specified. Initial production capabilities easily exceed 35,000 units per month. Statistical process control is fully applied in the production process.

         In December 1999 we established a manufacturing agreement with Saturn Electronics and Engineering, Inc. Auburn Hills, Michigan. Saturn is the exclusive global manufacturer of the OPS products we develop and sell, for the duration of the specific product families (front end units, 48V power supply). To help finance our manufacturing costs (inventory of parts and engineering at Saturn), Saturn will buy the inventory and pay its own engineering costs, and will take security interests (pledges as collateral) in our customer purchase orders and accounts receivable. Terms are expected to be 30 days net payment from customers. Customer payments will be deposited into an escrow arrangement so that Saturn will recover its advances first before we receive any of the money. We will require our customers to pay an initial deposit equal to 30% of the order; these payments would be split 75% to Saturn and 25% to us. The 70% balance for the order when completed would be paid into the escrow by the customer upon delivery, with the net balance paid to us after Saturn deducts its costs and advances. In certain circumstances, there may be an advantage for the customer and for us for Saturn to act as the selling agent, because Saturn is a minority owned business. In these type of transactions, Saturn will receive a 5% markup on sales.

         If we become insolvent or unable to pay our debts to Saturn, we will grant Saturn a royalty free license to finish off inventory on hand and sell the OPS products direct to our customers to complete existing purchase order requirements. This license would expire when those orders have been completed. In turn, Saturn has a first right of refusal to acquire our technology, patents and designs if we become insolvent or unable to pay our debts.

         Saturn  has agreed to be price  competitive  within a 10% range of bids
from  comparable   manufacturers   who  offer  comparable   financing,   design,
engineering and quality support.

         We signed the agreement with Saturn because of Saturn's high quality work and capacity to make and deliver what we anticipate could be substantial orders in the future. We believe their terms are favorable to our small company.

         We had placed our first order with Saturn to make 500 units of out PFC Front End product and pay $60,832 of nonrecurring engineering charges incurred by Saturn's staff in connection with the order. In 2000 we scaled this order back to 25 because we changed the product's design in minor respects. Due to the small size of this order, we will pay for these units directly, including the engineering charges. Most of these charges involve test equipment required on Saturn's production line and tooling which Saturn must put in place to build the OPS products. We will own this equipment. We will have to pay for some similar charges as needed to build specific configurations of the line for customers, but these amounts will be reimbursed to us as payments are made from escrow. Delivery of the order is expected in March 2000; products will be used for demonstration and promotional purposes, until we finish design improvements.

         In general, we believe that manufacturing by sub-contract represents the most efficient cost effective manner to bring OPS products to market. We intend to use trade secret, nondisclosure, and non-circumvention agreements with our sub contractors including Saturn.

(b)(2)   Distribution methods of the products or services (sales and marketing).

         Our initial sales and marketing strategy is to sell into the industrial/tele- communication/ medical/government/ military markets where current power supply solutions are vulnerable to, and can be replaced by our products with their superior features and attributes. These initial markets will have the greatest impact for us because they have established needs that are not adequately met by current industry product. Most device trends continue to be driven by combinations of needs for smaller, lighter, more efficient, and more reliable power supply solutions that demand cooler operation.

         A major part of the our marketing efforts will be sales to original equipment manufacturers who put their own brand name on the device. This requires us to work with the design departments to satisfy the unique product specification demands.

         To assist in sales to OEM's and other industry markets, we have established a network of 13 independent sales representatives and value added distribution companies, with a combined staff of 100 people. The average experience of the personnel is 20 years. We have and will continue to select those representatives and distribution companies who have significant experience and expertise in the power supply industry. We believe that a well informed and well-trained network of independent representatives and distributors will provide immediate, valuable exposure and demonstration value to those markets most likely to utilize our products.

         Independent sales representatives are appointed to market and sell OPS products in designated territories. They are required to adhere to all of our sales policies including pricing and terms in our approved price lists. We provide at no cost to the representatives copies of technical literature, promotional materials and product samples. We will pay representatives 5% of gross sales in their territories, based on net invoiced price (total invoiced price less discounts, credits, allowances, freight charges and duties). Our agreements with the representatives each have a one year term which can be renewed by us. Representatives are not allowed to market or sell products that compete with our products. Presently, the network of independent sales representatives and distribution companies extends through all of the designated territories of the United States, Canada, Far East, Mexico, South America, and Europe.

         In the third or fourth quarter of 2000, we expect to increase our in-house sales force to support the network of distributors, representatives and OEMs. Our current engineers are able to provide technical support and provide design solutions to significant applications to the key decision makers at customers' offices (their engineers). We will be hiring more engineering people in this area as needed, probably in the second and third quarters of 2000.

PPC Products (Glitch Master)

         The Glitch MasterTM is a product designed to protect and maintain the power supply for direct current (DC) circuitry. The primary target market is personal computers and workstations; these machines are highly susceptible to momentary power outages which lead to data loss, hardware and software damage, and delays for restarting the computer system and retrieving data from hard drive memory. The Glitch Master will keep a computer from "going down" during brief power interruptions. The Glitch MasterTM is a unique non-battery solution which costs less and is easier to maintain than alternative approaches. At startup, the device absorbs energy during the first 8 seconds, which creates a ride-through capacity which will handle 95% of all power interruptions.

         The Glitch Master circuit can be installed in a computer system power supply, or it can be incorporated into new power supply designs. GMM now offers 142 types of power supplies; the new ATX series is designed for the new P6 processor microchip which has been introduced by Intel; the ATX will increase the number of power supplies offered to 170 variations.

         A specific example of the application of the device is the installation in Flying "J" Truck Stops. Flying "J" had a unique problem with the computer kiosks used by truckers at the stops: Each time the store's refrigeration units would turn on or off, a power spike or sag would occur and cause a lockup at the computer kiosks. Each incident required restarting the computer in the kiosk, at least several times each day.

         TON Services, Inc., a third party not related to us, builds the touch screen kiosks for Flying "J" Truck Stops (there are more than 75 of these travel plazas in the western and midwestern states, each with at least two kiosks). TON Services, Inc. chose to use the GMM products in the kiosks to relieve power problems. The Glitch Master was installed at the stores in 1997 and 1998 and the problems have ceased.

         Other institutions using the Glitch Master technology include Brigham Young University, Regis University, USAF Academy, West Point, US Naval Academy, Novelle, and Iomega.

         GMM also provides custom design and problem solving for its customers, which has led to significant business opportunities with customers such as Novelle and Iomega. For the balance of 2000 and thereafter, we intend to concentrate on custom power supplies markets.

Manufacturing and Marketing

         For the line of GMM products which we sold through 1999 and are now winding down, the products are assembled by our personnel using standard PC power supply items available from a variety of vendors, which then are retrofitted with the GMM circuit which is made for us by Suhtech Corporation in Korea. Marketing is handled on a direct basis by GMM, and also by several manufacturer representative firms in different parts of the United States, Canada, and other countries, as well as through distributor sales companies.

Competition

         The Glitch Master best serves the low-cost power protection for the personal computer market and the workstation market. In this area, there is virtually no direct competition, because consumers are hesitant to pay a high price for uninterrupted power.

         Competition for the Glitch Master is a product that is classified as an uninterruptible power supply. The primary competition for the Glitch Master product is a battery backup UPS. We believe the Glitch MasterTM offers advantages over a battery backup system because it is cheaper and it does not require batteries. When the computer starts up, the Glitch Master absorbs energy during the first 8 seconds. Thus, it does not have to be a source of energy on a continual basis as with a battery backed system. A power interruption during the first 8 seconds of operation merely requires the user to restart the system

Marketing Strategy

         The strategy for Glitch Master is to emphasize product quality and protection of assets. One of the most likely computer components to break down or wear out is the power supply. However, power supplies are often perceived as a commodity by the end user. The Glitch MasterTM improves quality for the end user as well as increases the life of the power supply and provides product differentiation.

         The Glitch MasterTM power supplies protect the assets of a company including hardware, the integrity of the data stored in the computer, as well as time and welfare of management. When demonstrating a computer system with Glitch MasterTM a prospective customer can unplug the computer from the wall plug for a short period and reinsert it without losing data. Management believes this is a sales advantage over other competitors.

         GMM provides a 2 year warranty of its products to customers. The cost of the warranty program is approximately 5% of the sales of the products.

Employees

         We now employ 19 people full time including officers and technical personnel, and one part time administrative person. We may increase this number to 30 in 2000.

(b)(3)  Status of any publicly announced new product or service. Not applicable.

(b)(4) Competitive business conditions and our competitive position in the industry and methods of competition. See Power Supply Industry under (b)(1) above. Presently we are an insig- nificant player in the industry because the current makers of power supply devices are established and selling high volumes of product. The competition has extensive resources in terms of market share, manufacturing facilities, capital, and distribution channels. We hope to compete with a superior line of OPS products which are smaller, lighter, cooler and more efficient overall, which we think are benefits which will prove attractive and allow us to price our products competitively if not at a premium in some instances.

(b)(5) Sources and availability of raw materials and the names of principal suppliers. All of our OPS product components are off the shelf items available from numerous manufacturers, except for one item which is available from one source in the United States.

(b)(6)   Dependence on one or a few major customers.  Not applicable.

(b)(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration. Not applicable, except for patents. One patent has been granted to date by the United States Patent and Trademark Office (Pat. No.5,798,671) which relates to our earlier versions of the OPS products (power corrected front end modules). An application for another patent was filed in 1999 which covers numerous refinements and improvements to the OPS technology. The second patent is now in review at the United States Patent and Trademark Office.

(b)(8) Need for any government approval of principal products or services. Not applicable.

(b)(9) Effect of existing or probable governmental regulation on our business. Not applicable.

(b)(10) Estimate of research and development costs for last two fiscal years, and if applicable, the extent such costs are borne directly by customers. In 1999 we spent $455,435 on research and development of our OPS products (1998 $319,559).

(b)(11) Costs and effects of compliance with environmental laws (federal, state and local). Not applicable.

(b)(12) Number of total employees and number of full time employees. At December 31, 1999 we employed 21 people, 20 full time. The number of total employees may increase up to 30 in 2000.

Item 2.  Description of Property.

         We don't own any real estate. Our offices occupy 4,630 square feet of space and are leased through January 2001 at $6,950 per month. These offices are suitable for our current level of administration staff, engineering research and development areas, and sales. We may have to lease more space in the same building in 2000 as we grow in operations. We have general business coverage for product liability, personal injury, fire damage and other casualty losses, in amounts we think are adequate.

Item 3.  Legal Proceedings.

         Related to Bankruptcy Trustee. In June 1994, we entered into agreements to merge with MaxMusic, Inc., a Colorado corporation, whereby MaxMusic would acquire our assets and certain of our liabilities. These agreements were terminated in December 1994. MaxMusic, Inc. subsequently filed a voluntary chapter 7 bankruptcy petition in 1995, Case No. 95-11101 SBB, in the United States Bankruptcy Court for the District of Colorado. In December 1997, the trustee for the bankruptcy estate filed a complaint against us on behalf of the bankruptcy estate seeking damages in the amount of $392,000, plus interest and penalties, for alleged payments that had benefited us. In December 1998, we paid $150,000 to the trustee to settle the claims (and interest and penalties) sought by the Trustee. This money was loaned to us by a trust maintained by a family member of Kris M. Budinger, president.

         In April 1999 the trustee filed an action in United States District Court (Denver, Colorado) seeking enforcement (through a garnishment proceeding) against us of a judgement obtained by the trustee against a former officer and director (who resigned in February 1996) for the same amount originally sought to be recovered against us, less the $150,000 paid by us in December 1998. The amount now being sought by the trustee is approximately $390,000; recovery is sought based on a 1996 agreement by us to indemnify the former officer and director against certain liabilities. We are resisting the trustee's attempts to collect the balance of the claims, and believe the trustee's efforts are wholly without merit.

         After extensive hearings, on November 19, 1999 the United States Magistrate Judge, United States District Court entered findings of fact and conclusions of law to the effects that the trustee's garnishment claims are barred by the 1998 settlement with us and our payment in the underlying adversary proceeding in Bankruptcy Court, and that the indemnification provisions of the 1996 agreement between us and the former officer and director are not applicable or enforceable in connection with the bankruptcy proceedings. The Magistrate has recommended that the District Court enter judgement in our favor on the garnishment claims.

         The trustee has filed objections to the Magistrate's findings and conclusions, and to his recommendations, and we have filed a reply with the Magistrate. We believe our position will prevail, but as in any litigation proceedings, the ultimate resolution is uncertain.

         Other. Since 1996 we have been defending a lawsuit by Fox Sports, Inc. which in 1999 was pending in California Superior court, (file number BC20946). Fox sought approximately $150,000 in damages for alleged breach of a contract to distribute film; the dispute arose out of arrangements discussed between us and Fox to distribute video film products when we were involved in the entertainment business in 1996. In March 2000 we settled this matter by paying approximately $28,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On December 2, 1999 the shareholders voted to approve the following matters at a special shareholders' meeting (voting numbers are in parentheses):

         1. Change our name to "OnLine Power Supply, Inc." to reflect the main thrust of our business.

                                    For              Against       Abstain
                                    ---              -------       -------
                                 6,349,715           11,120            100

         2. Reelect two of the directors and elect Thomas L. Glaza as a third director.

                                    For              Against       Abstain
                                    ---              -------       -------
         Larry G. Arnold          6,257,913          96,432          6,590
         Kris M. Budinger         6,261,768          93,967          5,200
         Thomas Glaza             6,258,838          91,897         10,200

         3. Approve the Incentive Stock Option Plan which previously was adopted by the board of directors in 1998.

                                    For              Against       Abstain
                                    ---              -------       -------
                                  5,835,620          481,576         9,320

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our common stock is traded on the over-the-counter market on the OTC Electronic Bulletin Board (referred to sometimes as the OTCBB) under the symbol "OPWR." We changed our symbol to "OPWR" when we changed our name in January 2000 by filing with the Nevada Secretary of State, following shareholder approval in December 1999. None of the preferred stock has been traded. The high and low bid quotations for the common stock, by quarters, starting when trading commenced in the second quarter of 1998 as reported by the OTCBB were as follows:

                  Quarter Ended                    High                Low
                  -------------                    ----                ---

                  June 30, 1998                  $   4.75           $  1.75
                  September 30, 1998                 3.06              0.78
                  December 31, 1998                  3.50              0.75


                  March 31, 1999                     4.50              1.88
                  June 30, 1999                      4.75              2.50
                  September 30, 1999                 3.75              2.25
                  December 31, 1999                  6.75              2.65

         At March 24, 2000 we had 20 shareholders of record owning 10,467 shares of preferred stock (without designation), and approximately 1,714 shareholders of record owning 16,954,119 shares of common stock. The number of shares of common stock includes the shares issued on conversion of all series A and series B preferred stock and the dividend thereon, which took effect in December 1999.

         The closing price on Friday, March 24, 2000 was $13.50. There is no guarantee that the stock will continue to trade at this price. There is no relationship between this recent price and our current financial condition or results of operations through the date of this Form 10-KSB.

         We have not declared any dividends on the common stock and don't expect to declare any from any future profits in the foreseeable future. We will keep any profits to expand our operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the consolidated financial statements filed with this report.

         We were originally founded in 1991 under the name Roth Financial Fitness, Inc. to market the financial fitness and wealth-building concepts of J.W. Roth. We developed a mail order program of videos, workbooks, telephone consultant sessions with financial experts and monthly newsletters. These items were marketed and sold through infomercials and television advertising featuring celebrities. This business was not successful and the plan of operations was abandoned in late 1994.

         In July 1995, we changed our name to OnLine Entertainment, Inc. and developed a business plan to sell entertainment products which we packaged through the Internet. Our products were to include nature films, rock and roll record compilations, and other items. In late 1995 and early 1996 we also performed a limited amount of media advertising placement work for other companies (arranging radio and television advertising time for our clients). This business plan also was unsuccessful.

         In 1996, we acquired 100% of the stock of Glitch Master Marketing, Inc. Our acquisition of the common stock of that entity in exchange for shares of our common stock was treated for accounting purposes as a recapitalization of that entity, with that entity as the acquiror. The entertainment business line was discontinued after the merger.

         In 1997 we acquired Renaissance Systems, Inc. and formed OnLine Power Supply, Inc. as a 100% subsidiary to develop new products in the power supply business (Renaissance was not continued as a separate subsidiary). In December 1999 the two subsidiaries OnLine Power Supply, Inc. and Glitch Master Marketing, Inc. transferred their assets and liabilities to us and the subsid- iaries were dissolved. This action was taken to simplify our accounting systems and will have no effect on our operations or financial statements. Our historical financial statements included in this Form 10-KSB are consolidated (which means they reflect the assets, liabilities, revenues and expenses of the two subsidiaries). Starting with the fiscal year ended December 31, 2000 our financial statements will be for one entity and will not be consolidated.

         Liquidity and capital resources, and results of operations, for two fiscal years 1998 and 1999. In 1998 and 1999 we received $6,548,019 in cash (net of offering costs) from the sale of preferred and common stock. Over that 24 month period, these funds, plus gross operating profits totaling $134,203 from sales of the Glitch Master Marketing, Inc. ("GMM") product line, have been used to pay $1,901,057 in general and administrative expense, $774,994 in OPS product research and development costs, and $218,000 in litigation settlement costs in 1998 ($150,000 of these costs were borrowed from a trust controlled by a member of one of our officer's family). General and administrative expenses for the two years 1999 and 1998 included officers' salaries $377,000; administrative salaries $193,942; sales salaries $159,136; trade show costs $361,767; legal and accounting $227,553;
office lease $100,876; travel $97,975; public relations $176,239; insurance $61,822; and other $166,938.

         Revenues from GMM sales in fiscal 1999 were $299,408 compared to $262,564 1998, representing a small increase. We realized a gross profit from GMM sales of $66,022 and $68,181 in 1999 and 1998. One GMM customer represented 48% of 1999 sales and 9% of sales in 1998.

         Losses from operations were $1,525,043 in 1999 compared to $1,240,241 in 1998. Among the principal items causing the increased losses from 1998 to 1999 in fiscal 1998 were increased expenses for laboratory personnel and equipment, management and administrative salaries and related office expenses. In 1999 we have been fully developing the corporate infrastructure needed to become a large volume maker of power supply systems. Increased expenditures planned for 2000 may have to be scaled back to the extent we have to pay out substantial costs in the rescission offer, or if sales efforts fall short of current expectations.

* Salaries, commissions and payroll taxes increased by $254,577 during 1999 as a result of increased staffing. This item is expected to increase by an additional $100,000 in 2000 because of increased research and staffing.

* Research and development expenditures were $454,435 for our OPS product line in 1999, compared to $319,559 in 1998. For 2000 we may spend up to $750,000 for research and development of new follow along versions of our basic power supply technology.

* We issued stock for services. In 1999 we recorded an expense of $62,837 for this item, compared to $59,799 for 1998. If we continue to need to raise money by selling stock in private placements in future years, we may be issuing more stock for services (i.e. the brokerage firms that place the offering for us). We can't predict whether or how much this may occur.

* To develop customer contacts, sign up distributors and contract with sales representatives, our personnel have traveled extensively, attended trade shows and purchased a trade show booth, and conducted informational seminars. Total expenses for these items were $242,000 in 1999 and $278,702 in 1998. We may spend more than $500,000 for expanded efforts in this area in 2000.

* Legal and accounting expenses were $144,271 in 1999 and $83,282 in 1998. The increases in 1999 were related primarily to litigation expense as a result of a prior line of business, which should decrease significantly after in 2000. However, legal and accounting expenses associated with becoming registered with the Commission under the Securities Exchange Act of 1934 may offset expected savings in the litigation area to some extent.

* In 1998 we contracted with an outside source for investor relations services at a cost of $144,265 without acceptable results. We terminated the relationship in 1999 in favor of performing this service in-house and realized considerable savings. These costs were $31,973 in 1999 compared to $144,265 in 1998.

* In 1998 we wrote off a bad debt for $74,000 owed by a Glitch Master customer.

* As a result of winding down the business of manufacturing and selling the original line of Glitch Master products, a write off of $41,616 was recorded in 1999 for an obsolete inventory of parts.

* Our retained deficit at December 31, 1998 was $9,573,142. The retained deficit at December 31, 1999 was $16,110,904, which reflects our incurring a net loss for that year of $1,588,355, a charge to retained earnings of $47,969 for series A and B preferred stock dividends, and a charge of $4,901,438 as a result of a conversion feature when we converted the series A and B preferred stock into common stock. The amount of this charge was established using the difference between the $5.03 trading price on the December 1999 conversion date and the effective $1.00 cost basis to the investors.

         Our operating loss in 1999 was $1,525,043 as compared to $1,240,241 for 1998, representing a year over year increase of $284,802. The principal reasons for this trend are the additional costs incurred to develop the new product technology and the hiring of staff at all levels in advance of customer orders. The results of operations of Glitch Master as a subsidiary in 1999 were consistent and produced losses for 1999 and 1998.

         Continuing losses are expected until the commercialization of OPS products is completed which is expected to occur in the first three quarters of 2000. We can't predict with certainty the final date for development to be completed and result in the start of production against specific orders from customers. Operating losses will continue to occur until the revenue stream is established. In this context, commercialization will mean contracts for sale are signed and sufficiently performed to be profitable. At the present time there are no contracts in hand.

         General and administrative expenses will increase in 2000 as we add staff and we may expand our facilities if needed. Research and development salaries also will increase from hiring more engineers and support staff.

         Additional working capital was obtained in 1999 resulting in cash and certificates of deposit totaling $5,041,367 at December 31, 1999 compared to $151,341 at December 31, 1998. In 1998, we borrowed money from officers and raised some equity capital for operating funds, and there was a working capital (deficit) of ($366,709) at the end of 1998. Proceeds from equity financing in 1999 will allow us to meet our obligations in a timely manner in 2000, as our working capital at December 31, 1999 was $4,550,523.

         We do not foresee the need for additional financing in 2000 unless start up orders require added up-front funding to secure raw materials, fund work in process and provide capital for operating cycles in excess of our present cash needs projections. If we have all our products manufactured for us by Saturn, there should be a reduced need for such additional financing.

         Sales of the GMM products, and expected sales of the OPS products, have not been and are not expected to be seasonal.

         The contingent stock rescission liability of $1,281,815 (representing original invested amounts, without interest) has been recorded as temporary capital subject to rescission (an offset reducing equity capital) on our balance sheet at December 31, 1999. In 1998, a portion of this amount (i.e., $550,700) was so recorded to reflect the amount subject to rescission during that year. The actual liability will be determined and reclassified based on the results of the rescission offer in the first and second quarters 2000. At that time, the balance of the temporary capital amount not actually rescinded will be reclassified as permanent capital. See "Rescission Offer" below.

Rescission Offer

         General. On February 24, 2000 we started our rescission offer directed to approximately 180 investors who bought common and preferred stock from us for $1,281,815 in cash. The preferred stock with its 6% dividend was converted to common stock in December 1999, so the rescission offer is directed to the holders of a total of 1,243,151 shares of common stock. Our rescission offer (registered with the SEC) is approximately 50% complete at March 24, 2000 and we have not received any redquests from shareholders to have their investment returned, which means (1) that shareholders who invested $600,000 have decided to keep their stock, (2) our shareholders' equity has increased by that amount, and (3) our liabilities have decreased by that amount.

         Background of the rescission offer and the 1933 Act; Estimated amount of the rescission. From September 1997 through September 1999, we sold stock to investors for $1,845,050 in cash: 136,800 shares of common stock (at $5.00 per share) and 573,700 shares of series A and series B cumulative convertible preferred stock (at $2.00 per share except for 2,250 shares at $4.00 per share). The series A and series B preferred stock had the same rights. In December 1999, we converted all of the preferred stock, plus another 34,434 shares of preferred stock which we issued to pay the 6% annual dividend on the series A and series B stock, for a total of 608,134 preferred shares, into a total of 1,216,268 shares of common stock. At the time, we believed that the original common and preferred shares had been sold in three separate private placements of securities which were exempt from SEC registration under the 1933 Act and similar exemptions from registration under the states' securities laws.

         However, facts came to our attention in 1999 which created some uncertainty whether the exemptions from SEC registration under the 1933 Act in fact were available for all of the shares sold in the three private placements. Specifically, we had sold other securities in the 12 month period before September 1997, so for the first private placement we did not have available to us the full amount of the one exemption ($1 million under rule 504 in a 12 month period); $134,415 of our first private placement offering exceeded our $1 million limit. Another exemption (rule 506) was not available to us because considered as a group, there were approximately 45 "nonaccredited investors" among the investors who paid the last $134,415 of the money raised from the first offering of common stock in early 1998, but rule 506 only allows 35 nonaccredited investors. We also took into account the fact that in the series A and series B preferred stock private placement offerings later in 1998 and continuing into early 1999, there were 69 nonaccredited investors in that group of investors. These two offerings could be deemed to have been one offering under SEC integration rules. These two facts mean that we did not have available an exemption under rule 506. Under SEC rules, in general an individual investor is nonaccredited if he or she has a net worth of less than $1 million (either singly or together with a spouse), or historical and current expected annual net income of less than $200,000 ($300,000 together with a spouse).

         For clarification, please note that we conducted private placements of our securities before and after the "three private placement offerings" of common and preferred stock.

         Background of facts. This table summarizes some of the information, and also shows how we calculated the number of rescission shares involved in the refund offer. Note that the data is as of the start of the offer and does not reflect post-February 24, 2000 results of the refund offer.

START
DATE OF           TYPE OF      NO. SHARES     PRICE PER        NO. OF  RES-           REASON FOR
OFFERING          SHARES       SOLD           SHARE            CISSION SHARES         RESCISSION

April 1997        common       110,000        $5.00              None                 Not applicable

Sept. 1997        common       136,800        $5.00              26,883               Exceeded $1 million
1st pvt offering                                                                      Rule 504 limit
                                                                                      otherwise available
                                                                                      for 12 months ending
                                                                                      Sept. 1997 because
                                                                                      of prior offering
                                                                                      before April 1997,
                                                                                      and the presence of
                                                                                      40 nonaccredited
                                                                                      investors made
                                                                                      rule 506 unavailable.

Oct. 1998         preferred B  442,700        $2.00              885,400              Exceeded rule 504
2d pvt offering                                                  common shares(2)     limit, and approx-
                                                                                      imately 69 non-
                                                                                      accredited investors
                                                                                      (including preferred
                                                                                      A investors) made
                                                                                      rule 506 unavailable.
Nov. 1998         preferred A  131,000        $2.00(3)           262,000
3d pvt offering                                                  common shares(2)      Exceeded rule 504
                                                                                       limit (same type of
                                                                                       security as preferred
                                                                                       B), and approximately
                                                                                       69 non-accredited
                                                                                       investors (including
                                                                                       preferred B investors)
                                                                                       made rule 506 not
                                                                                       available.

Add dividend of 6% on preferred stock, paid in December
1999 in shares of preferred stock then converted to common stock:
                  preferred B   26,574        n/a                53,148               No exemption
                                                                 common shares        required for dividend.

                  preferred A     7,860       n/a                15,720               No exemption
                                                                 common shares        required for dividend.
                                 TOTAL RESCISSION
                                 SHARES                          1,243,151
                                                                 COMMON SHARES






(1)      These are the last shares sold in the $5.00 common stock offering.
(2) Reflects conversion in 1999 of each 1 preferred share into 2 shares of common stock. No extra consideration was received by us or paid by the preferred shareholders, so the effective price per share for the converted common stock was $1.00 per share of common stock.

(3)      A few of these shares were sold at $4.00.

         Securities Act of 1933. In general, section 5 of the 1933 Act requires all offers and sales of securities in interstate commerce in the United States to be registered with the SEC. The offer and sale of securities is presumed to be a "public offering" which must be registered under section 5. If an offer and sale is not registered, it must be either exempt or illegal. Among the exemptions from section 5 registration are the "private placement" transaction exemptions provided by section 3(b) and SEC rule 505, section 4(2) and SEC rule 506, and section 4(6), all such sections being within the 1933 Act. Under certain limited circumstances, an offering may not be a public offering and may be exempt under section 4(2) without having to be exempt under SEC rule 506. Another exemption from section 5 registration with the SEC is the SEC's rule 504 exemption under section 3(b); this is not a private placement exemption but rather an annual exemption from SEC registration for up to $1 million in securities sold (less the amount of other securities sold in the prior 12 months using rule 504 or in violation of section 5). The issuer always has the burden of proof that it complied with the conditions to the availability of an exemption for each of its claimed exempt offerings. If the transactions are not registered, and the issuer cannot sustain the burden of showing how it complied with the conditions to one of the 1933 Act exemptions, the offer and sale of such securities would be illegal under the 1933 Act.

          We are not certain that our offer and sale of the preferred stock part of the rescission shares was exempt under the "safe harbor" rules of the SEC (rules 505 and 506) because of the number of nonaccredited investors in the series A and series B preferred stock (which might be deemed to have been one integrated offering under SEC rules). The section 4(6) exemption is not available to us because some nonaccredited persons bought preferred stock, and only accredited investors are permitted under section 4(6) offerings. Also, we are not certain that the last $134,415 raised from selling shares of common stock was exempt under rule 504 (we might have exceeded our allowable ceiling for this kind of exempt offering). Still, these transactions might be exempt under federal court decisions which have interpreted "public offering" and related terms over the years. However, the federal court decisions taken as a whole do not give clear guidelines on what is, or isn't, an exempt offering, and in some areas the court decisions are not in agreement on this matter.

         The principal remedy under the 1933 Act for violations of section 5 is provided by section 12(a)(1) which allows investors in an offering to sue for a refund of what was paid for the securities (a "rescission action"), plus interest. Section 13 of the 1933 Act bars recovery in the courts by investors under section 12(a)(1) unless in a suit brought within one year of the later of the investment transaction or the date of delivery of certificates for the securities. None of the investors who bought the rescission shares have told us they intend to sue us to get their money back, under either federal or state laws.

          Based on the foregoing facts and legal considerations, we believe may have sold the rescission shares in violation of SEC registration requirements under the 1933 Act. Therefore, we believe we might have a liability of approximately $1,416,405 (based on $1,281,815 of original investment plus $134,590 of interest for 18 months at an average annual rate of 7%). This amount will change as interest accrues at the state law rates. On our financial statements, we have recorded $1,281,815 (the original invested amount) as a liability for the stock subject to this rescission offer at December 31, 1999. Because we believe the probability of the rescission of shares is unlikely, no accrued interest on the rescission was recorded at December 31, 1999.

         Purpose of the rescission offer and determination of offering price. The determination of the question of ultimate liability is one for the courts with which resides the ultimate authority for the interpretation of section 12(1) of the 1933 Act. We presently do not know for certain if we violated the 1933 Act's registration provisions, but we do know that it is important to eliminate the financial and legal uncertainty surrounding the financing from sale of the rescission shares. Until it is eliminated, whether by paying back all the money or having the investors decide to keep their rescission shares, there will be financial uncertainty: If we need more equity or debt financing in the future, potential sources of the financing will need to know where the funds are going to be allocated. Paying off contingent liabilities that mature into legal claims is usually not acceptable to new investors as a use of their funds. Also, until it is eliminated, there is legal uncertainty because we could be involved in court proceedings to force a refund of the invested money. This kind of legal uncertainty impacts potential sources of financing we might need in the future, and also would be expensive to defend in the courts and take up management's time to the detriment of running our business.

         The offering price (refund offer) of $5.00 per share of common stock for 26,883 of the rescission shares is based on the original $5.00 per share investment price. The offering price (refund offer) of $1.00 per share of common stock for the remaining 1,216,268 rescission shares is based on the original $2.00 price per share of series A or series B preferred stock, except for a few preferred shares sold at $4.00. All of the preferred stock has been converted to common stock at the rate of 2 common shares for 1 preferred share, for an effective price of $1.00 per share of common stock for nearly all shares, and $2.00 for a few shares. In all cases, the offering prices (refund offers) will include interest at the applicable state rate. These offering prices are not related to the stock market prices for our stock, which have ranged from $0.75 to $6.75 per share in 1998 and 1999, and averaged about $15.00 per share in January and the first week of February 2000. Instead, these offering prices have been determined with reference to the legal rights of the investors to a refund of their investment plus interest.

         When we sold the original rescission shares, we established the original offering prices of those shares by taking into account our internal estimates of the value of the our "intellectual property" assets, the business we then expected to generate over a period of several years, and other factors. However, our offering prices did not bear any relationship to our assets, book value, or net worth or any other generally accepted criteria of value.

         State securities laws - general. Investors in 18 states bought the rescission shares. In the majority of these states, we believe that the offer and sale of the securities was exempt from the registration provisions of state securities laws because the securities were restricted under the 1933 Act, or because the investors in the particular state were accredited, or because there were a limited number of investors in the state. These states do not generally require a pre-sale or post-sale filing to perfect the exemption from registration of the offer and sale of securities with the state securities administration agency.

         However, it has come to our attention that the offer and sale of the rescission shares in some of the states may not have been exempt from those states' registration provisions. Therefore, investors residing in some of the states may have the right under state laws to a refund of their investment, with interest (in most of the states). The statutes of limitations for filing a claim in state courts are usually longer than the one year available under the 1933 Act.

         We have made the rescission offer to nearly all eligible shareholders to remove the financial and legal uncertainty under both federal and state laws associated with the offer and sale of the rescission shares. However, we have determined that it is not practical or advisable to comply with the requirements of each and every applicable state, and therefore have not made the offer in a few states. The financial uncertainty resulting from not resolving the status of these investors' dollars is immaterial.

         Holders of rescission shares who reside in any states where we do not make this rescission offer will keep their shares. Their legal rights under the 1933 Act and resident state securities laws will not be affected by this rescission offer.

         State securities laws - interest rates. All of the state laws where eligible shareholders reside allow for the recovery of annual interest at the rate of 6% (not compounded) on the amount of original investment, except for 8% in Colorado, Missouri and Washington; 10% in Illinois and Texas; 7% in California; 15% in New Mexico; 10% in Tennessee; 5% in Wisconsin; and a few other different rates. There is no statutory provision for recovery of interest in New York or Ohio, although under certain circumstances state courts will award interest on claims.

         Source of funds to pay the rescission offer and the impact on outstanding securities. At December 31, 1999 we had on hand $5,041,367 cash and cash equivalents (certificates of deposit), but only $566,385 of current liabilities not including the estimated maximum amount of $1,416,405 we would have to pay out if we buy back all of the rescission shares which you and the other eligible shareholders own. If we did buy back all of the rescission shares, we would have on hand approximately $3,624,962 cash and cash equivalents on a pro forma basis as of December 31, 1999, which we believe will be enough cash to pay our current liabilities and fund our plan of operations through 2000 without any positive cash flow from operations. In any event, on March 24, 2000 we had determined that a significant amount of the rescission shares would not be returned.

         Our ability to pay for this rescission offer comes from the proceeds of two private placements of a total of 3,247,000 restricted shares of our common stock (only to accredited investors) from mid-July 1999 until December 21, 1999, at $2.00 per share. The purpose of these two private placements was to raise money for our plan of operations, not to pay for this rescission offer. We received net proceeds of $5,844,600 from these private placements, after paying $649,400 in commissions and other offering costs. We have enough extra money on hand from unallocated working capital in those 1999 private placements to pay for this rescission offer. The first of these private placements was conducted under the exemptions from registration allowed by section 4(6) of the 1933 Act; and the second was conducted under section 4(2) of the 1933 Act and SEC rule 506.

         We believe that if the market price for our common stock stays within the trading range of $13.00 - $15.00 which has been experienced in January, February and March 2000 (the range was $4.00 to $5.50 from early September through December 1999), nearly all of the remaining investors may elect to keep their shares.

         There are no loan agreements or other restrictions on our ability to pay cash in this rescission offer. Also, we are incorporated under Nevada law. Under Nevada law we are allowed to to buy back stock if after payments to you, we will be able to pay our debts as they become due in the usual course of business, and our total assets will be more than our total liabilities.

         At December 31, 1999, there were 16,954,119 shares of common stock issued and outstand- ing. If on that date all eligible shareholders had accepted the rescission offer, we would have pur- chased 1,243,151 shares of common stock (which will be retired and canceled), and then there would be 15,710,968 shares of common stock issued and outstanding.

Plan of Operations

         In 2000 we intend to speed up the commercialization process for OPS technology. The development of marketable product lines for OPS will have a direct and significant impact on revenues and earnings in the future. Most of our resources will be devoted to support OPS' research and development and marketing efforts, tailoring OPS products to the specific configurations of customers' needs, and to obtaining contracts and setting up production lines (working out the proto- cols for parts inventory and other matters with third-party manufacturers). These activities will require substantial amounts of additional capital.

         The new OPS PFC Front End Module product is expected to enter the market in the second quarter. The new 500 Watt 48 Vdc power supply product is expected to enter the market in the third quarter of 2000. Additional testing and refinement of the products will be completed in early 2000. Revenues and earnings (profits) from sales of these products will not be predictable until well into the initial production period.

         Capital outlays for manufacturing are expected to be minimal because we will subcontract out all manufacturing of devices except demonstration prototypes. As production is underway, however, added staff and warehousing resources for finished goods will be needed, and more technical and middle management staff will be hired. We could have as many as 30 employees in 2000.

         More products are planned, including a dynamic array of power output wattages and multiple DC voltage outputs. This expansion of product lines will continue to project OPS into larger and diversified markets, which may lead to customer diversification.

Item 7.           Financial Statements.

         Financial statements meeting the requirements of Regulation S-B follow.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

Item 22.  Financial Statements

                                Table of Contents

                                                                         Page

Independent Auditors' Report...............................................30

Independent Auditors' Report...............................................31

Consolidated Financial Statements

         Consolidated Balance Sheets.......................................32

         Consolidated Statements of Operations.............................34

         Consolidated Statement of Shareholders' Equity (Deficit)..........35

         Consolidated Statements of Cash Flows.............................37

Notes to Consolidated Financial Statements.................................39

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
OnLine Power Supply, Inc. and Subsidiaries
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of OnLine Power Supply, Inc., and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OnLine Power Supply, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       /s/Ehrhardt Keefe Steiner & Hottman PC
                                          Ehrhardt Keefe Steiner & Hottman PC

January 31, 2000
Denver, Colorado

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors

OnLine Power Supply, Inc. (Formerly OnLine Entertainment, Inc.)


We have audited the accompanying balance sheet of OnLine Power Supply, Inc. (Formerly OnLine Entertainment, Inc.) and Subsidiaries, as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnLine Power Supply, Inc. (Formerly OnLine Entertainment, Inc.) and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 1998 has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Cordovano and Harvey, P.C.
                                       Cordovano and Harvey, P.C.
March 2, 1999
Denver, Colorado

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                  December 31,
                                                                          ----------------------------
                                                                               1999           1998
                                                                          ------------    ------------
                                              Assets

Current assets
   Cash                                                                   $ 1,941,367     $    151,341
   Certificates of deposit                                                  3,100,000               -
   Accounts receivable, net of allowance  for uncollectible
    accounts totaling  $364  (1999) and $1,328 (1998)                           6,048           26,247
   Other receivable, net of allowance for uncollectible
    accounts totaling $62,889 (1999 and 1998) (Note 11)                             -               -
   Inventory, at cost                                                          66,713           90,037
   Prepaid expenses                                                             2,780               -
                                                                          -----------     -----------
       Total current assets                                                 5,116,908          267,625
                                                                          -----------     ------------

Property and equipment, less accumulated depreciation
   of $66,135 (1999) and  $34,764 (1998) (Note 2)                             251,114          161,719
Equipment under capital leases, less accumulated depreciation
   of $3,771 (1999) and $0 (1998) (Note 2)                                     74,190               -
Goodwill, less accumulated amortization of
   $104,718 (1999) and $52,359 (1998)                                         157,076          209,435
Acquired technology costs, less accumulated amortization
   of $50,960 (1999) and $25,480 (1998)                                        76,440          101,920
Patent, less accumulated amortization of $492 (1999) and $181 (1998)           25,039            1,373
Other assets                                                                    1,512              712
                                                                          -----------     ------------

Total assets                                                              $ 5,702,279     $    742,784
                                                                          ===========     ============




                 See notes to consolidated financial statements

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets
                                   (continued)

                                                                                      December 31,
                                                                          ------------------------------
                                                                              1999              1998
                                                                          -------------     ------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities
   Accounts payable                                                       $     245,772     $     86,639
   Accounts payable, related parties (Note 8)                                   101,081               -
   Bank line-of-credit (Note 3)                                                     731           40,500
   Notes payable, related parties (Notes 3 and 8)                                     -          292,750
   Current maturities on capital lease obligations (Note 2)                      20,017               -
   Accrued interest payable                                                      26,012           26,658
   Accrued interest payable, related parties (Note 8)                                -             4,630
   Bonuses payable, related parties (Note 8)                                     72,000               -
   Other (Note 4)                                                               100,772          183,157
                                                                          -------------     ------------
         Total current liabilities                                              566,385          634,334

Long-term liabilities
   Capital lease obligations, less current maturities (Note 2)                   48,583              -
                                                                          -------------     ------------
         Total liabilities                                                      614,968          634,334
                                                                          -------------     ------------

Liability for common stock subject to rescission,
   1,243,151 shares (1999)  (Note 5)                                          1,281,815          550,700
                                                                          -------------     ------------

Commitments and contingencies (Notes 5 and 10)

Shareholders'  equity (deficit)  (Notes 5, 6, 7 and 12)
   Preferred stock,  $.0001
    par value; 1,000,000 shares authorized 10,467
    (1999) and 12,467 (1998) shares issued and outstanding                            1                1
   Series A cumulative, convertible preferred stock,
    $.0001 par value, $2.00 stated value; 250,000 shares authorized;
    0 (1999) and 125,000 (1998) shares issued and outstanding                         -          250,000
   Series B cumulative, convertible preferred stock,
    $.0001 par value, $2.00 stated value; 200,000 shares authorized;
    no shares issued and outstanding                                                  -               -
   Common stock; $.0001 par value; 50,000,000 shares authorized;
    16,954,119 (1999) and 11,846,826 (1998) shares issued
    and outstanding (including rescission shares)                                 1,571            1,185
   Additional paid-in capital                                                19,914,828        8,879,706
   Retained deficit                                                         (16,110,904)      (9,573,142)
                                                                          -------------     ------------
                                                                              3,805,496         (442,250)
                                                                          -------------     ------------
   Total shareholders' equity (deficit)
Total liabilities and shareholders' equity (deficit)                      $   5,702,279     $    742,784
                                                                          ==============    ============





                 See notes to consolidated financial statements

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                                 For the Years Ended
                                                                    December 31,
                                                           -----------------------------
                                                               1999             1998
                                                           ------------     ------------

Net sales                                                  $    299,408     $    262,564
Cost of sales                                                   233,386          194,383
                                                           ------------     ------------
         Gross profit                                            66,022           68,181
                                                           ------------     ------------

Other operating costs and expenses
   Research and development                                     455,435          319,559
   Stock-based compensation (Note 7)                             62,839           59,799

Selling, general and administrative expenses                  1,034,015          867,042
Provision for doubtful accounts                                      37           74,217

Other general expenses
   Loss on sale of asset                                            437               38
   Impairment loss on fixed asset (Note 6)                           -            11,018

Loss on write-off of inventory                                   41,616               -

Gain on settlement of accounts payable                           (3,314)         (23,251)
                                                           ------------     ------------
                                                              1,591,065        1,308,422
                                                           ------------     ------------
         Loss from operations                                (1,525,043)      (1,240,241)
                                                           ------------     ------------

Interest income                                                  15,421               -
Interest (expense)                                              (50,733)         (19,289)

Losses from litigation settlements (Note 11)                    (28,000)        (190,000)
                                                           ------------     ------------
         Net loss                                            (1,588,355)      (1,449,530)

Preferred stock dividends (Note 6)                           (4,949,407)         (18,399)
                                                           ------------     ------------

Net loss available to common shareholders                  $ (6,537,762)    $ (1,467,929)
                                                           ============     ============



Basic weighted average common shares outstanding             12,491,158       11,062,039
                                                           ============     ============

Basic loss per common share                                $      (0.13)    $      (0.13)
                                                           ============     ============

Diluted weighted average common shares outstanding           12,491,158       11,062,039
                                                           ============     ============

Diluted loss per common share                              $      (0.13)    $      (0.13)
                                                           ============     ============


                 See notes to consolidated financial statements

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

            Consolidated Statement of Shareholders' Equity (Deficit)
                    January 1, 1998 through December 31, 1999


                                                                             Series A Cumulative       Series B Cumulative
                                                        Preferred Stock        Preferred Stock          Preferred Stock
                                                     --------------------    -------------------     -----------------------
                                                                                         Stated                   Stated
                                                      Shares    Par Value     Shares      Value        Shares      Value
                                                     --------   ---------    --------  ---------     ---------   -----------
Balance, January 1, 1998                               19,467   $     2       125,000  $ 250,000             -    $       -

Sale of common stock (Note 6)                               -         -             -          -             -            -

Common stock issued for services (Note 7)                   -         -             -          -             -            -

Common stock issued for equipment (Note 7)                  -         -             -          -             -            -

Common stock issued to broker for
 commissions related to offerings (Note 7)                  -         -             -          -             -            -

Sale of common stock in private placement                   -         -             -          -             -            -
(Note 12)

Cumulative preferred stock issued in private                -         -       105,400    210,800       169,950      339,900
placement (Note 12)

Stock subject to rescission (Note 5)                        -         -      (105,400)  (210,800)     (169,950)    (339,900)

Stock offering costs                                        -         -             -          -             -            -

Conversion of non-cumulative preferred stock to
common stock (Note 6)                                  (7,000)       (1)            -          -             -            -

Net (loss) for the year ended December 31, 1998             -         -             -          -             -            -
                                                   -----------  --------     --------  ----------    ----------   ----------
Balance, December 31, 1998                             12,467         1       125,000    250,000             -            -



                 See notes to consolidated financial statements

                                       35a

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    JANUARY 1, 1998 THROUGH DECEMBER 31, 1999



                                                           Common Stock            Additional                        Total
                                                    --------------------------      Paid-in       Retained        Shareholders'
                                                        Shares      Par Value       Capital       (Deficit)         Equity
                                                    -------------  ------------  -------------   ------------    -------------

Balance, January 1, 1998                              10,347,585    $   1,034    $  8,238,727    $ (8,105,213)   $    384,550

Sale of common stock (Note 6)                            185,427           19          75,425               -          75,444

Common stock issued for services (Note 7)                 79,732            8          59,791               -          59,799

Common stock issued for equipment (Note 7)                14,162            1          23,012               -          23,013

Common stock issued to broker for
 commissions related to offerings (Note 7)             1,106,660          111         864,190               -         864,301

Sale of common stock in private placement                 99,260           10         496,290               -         496,300
(Note 12)

Cumulative preferred stock issued in private                   -            -               -               -         550,700
placement (Note 12)

Stock subject to rescission (Note 5)                           -            -               -               -        (550,700)

Stock offering costs                                           -            -        (877,729)              -        (877,729)

Conversion of non-cumulative preferred stock to
common stock (Note 6)                                     14,000            2               -               -               1

Net (loss) for the year ended December 31, 1998                -            -               -      (1,467,929)     (1,467,929)
                                                   --------------   ----------   -------------   -------------   --------------

Balance, December 31, 1998                            11,846,826        1,185       8,879,706      (9,573,142)       (442,250)



                 See notes to consolidated financial statements.

                                       35b

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    JANUARY 1, 1998 THROUGH DECEMBER 31, 1999

                                                                                    Series A Cumulative       Series B Cumulative
                                                            Preferred Stock          Preferred Stock           Preferred Stock
                                                       ----------------------   -----------------------    -------------------------
                                                                                               Stated                      Stated
                                                        Shares     Par Value      Shares       Value         Shares         Value
                                                       ---------   ----------  ----------  ------------    ----------   ------------

Balance, December 31, 1998                               12,467    $      1     125,000    $   250,000            -     $        -

Cumulative preferred stock issued in private                  -          -       25,600         51,200      272,750        545,501
placement (Note 12)

Common stock issued for services (Note 7)                     -          -            -              -            -              -

Common stock issued for sales commissions (Note 7)            -          -            -              -            -              -

Conversion of non-cumulative preferred stock
  to common stock (Note 6)                               (2,000)         -     (125,000)      (250,000)           -              -

Common stock issued for retirement of debt (Note 6)           -          -            -              -            -              -

Common stock issued in private placement (Note 12)            -          -            -              -            -              -

Stock offering costs                                          -          -            -              -            -              -

Stock subject to rescission (Note 5)                          -          -            -              -            -              -

Declaration of 6% preferred stock dividend on
cumulative preferred stock (Note 6)                           -          -        7,860         15,720       26,574         53,148

Conversion of cumulative preferred stock to
   common stock (Note 6)                                      -          -      (33,460)       (66,920)    (299,324)      (598,649)

Net (loss) for the year ended December 31, 1999               -          -            -              -            -              -
                                                       ---------   -------    ---------    ------------   ----------    ------------

Balance, December 31, 1999                                10,467   $     1            -    $         -            -     $        -
                                                       =========   =======    =========    ============   ==========    ============



                 See notes to consolidated financial statements



                                       36a

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    JANUARY 1, 1998 THROUGH DECEMBER 31, 1999


                                                             Common Stock
                                                        ------------------------     Additional                          Total
                                                                                       Paid-in        Retained        Shareholders'
                                                          Shares      Par Value        Capital        (Deficit)          Equity
                                                        ----------    ----------    -------------   -------------     --------------


Balance, December 31, 1998                              11,846,826    $  1,185      $  8,879,706    $  (9,573,142)    $    (442,250)

Cumulative preferred stock issued in private                     -           -                -                -            596,701
placement (Note 12)

Common stock issued for services (Note 7)                   25,000           2            62,835               -             62,837

Common stock issued for sales commissions (Note 7)         336,350          34           252,229               -            252,263

Conversion of non-cumulative preferred stock
  to common stock (Note 6)                                 254,000          25           249,975               -                 -

Common stock issued for retirement of debt (Note 6)         53,571           5           149,995               -            150,000

Common stock issued in private placement (Note 12)       3,222,104         322         6,443,891               -          6,444,213

Stock offering costs                                             -           -          (959,699)              -           (959,699)

Stock subject to rescission (Note 5)                    (1,243,151)       (124)       (1,281,691)              -         (1,281,815)

Declaration of 6% preferred stock dividend on
cumulative preferred stock (Note 6)                              -           -                -                -             68,868

Conversion of cumulative preferred stock to
   common stock (Note 6)                                 1,216,268         122         6,117,587               -          5,452,140

Net (loss) for the year ended December 31, 1999                  -           -                -        (6,537,762)       (6,537,762)
                                                        -----------   ----------    ------------    --------------    -------------

Balance, December 31, 1999                              15,710,968    $  1,571      $ 19,914,828    $ (16,110,904)    $   3,805,496
                                                        ===========   ==========    ============    =============     =============



                 See notes to consolidated financial statements



                                       36b

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                              For the Years Ended
                                                                                                  December 31,
                                                                                      ----------------------------------
                                                                                            1999                1998
                                                                                      ---------------     --------------
Cash flows from operating activities
  Net loss                                                                            $  (1,588,355)      $  (1,449,530)
                                                                                      --------------      -------------
  Adjustments to reconcile net loss to net cash used by operating activities
    Depreciation and amortization                                                           116,821              93,372
    Gain on write-off of accounts payable                                                    (3,314)            (23,251)
    Common stock issued for services                                                         62,839              59,799
    Debt issued for services                                                                     -              102,750
    Writedown of inventory for obsolescence                                                  41,616                  -
    Write-off of organization costs                                                              -                3,702
    Loss on sale of asset                                                                       437                  37
    Impairment loss on fixed assets                                                              -               11,018
    Changes in certain assets and liabilities
      Receivables, inventory and other current assets                                        (1,673)             42,396
      Accounts payable and other current liabilities                                         58,213             170,881
                                                                                      --------------      -------------
                                                                                            274,939             460,704
                                                                                      --------------      -------------
      Net cash (used in) operating activities                                            (1,313,416)           (988,826)
                                                                                      --------------      -------------

Cash flows from investing activities
  Purchases of equipment                                                                   (125,641)            (98,408)
  Payments to acquire patent                                                                (23,977)             (1,554)
  Purchases of certificates of deposit                                                   (3,100,000)                 -
  Proceeds from sale of equipment                                                                -                   70
                                                                                      --------------      -------------
       Net cash (used in) investing activities                                            (3,249,618)           (99,892)
                                                                                      --------------      -------------

Cash flows from financing activities
  Proceeds from sale of stock                                                             7,040,914           1,122,445
  Payments for offering costs                                                              (495,973)            (13,428)
  Principal payments on capital leases                                                       (9,362)                 -
  Proceeds from debt issuance                                                               177,000             152,956
  Principal debt payments                                                                  (359,519)            (47,830)
                                                                                      -------------       -------------
      Net cash provided by financing activities                                           6,353,060           1,214,143
                                                                                      -------------       -------------

Net increase in cash                                                                       1,790,026            125,425

Cash - beginning of year                                                                     151,341             25,916
                                                                                      --------------      -------------

Cash - end of year                                                                    $    1,941,367      $     151,341
                                                                                      ==============      =============


                 See notes to consolidated financial statements

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (continued)

         Supplemental disclosure of cash flow information:

              Cash paid for interest during the years ended December 31, 1999 and 1998 was $56,009 and $5,186, respectively.

         Non-cash investing and financing transactions:

              Acquisition of property and equipment in exchange for the issuance of common stock for the years ended December 31, 1999 and 1998 was $0 and $23,012, respectively.

              Conversion of debt to preferred and common stock for the years ended December 31, 1999 and 1998 was $150,000 and $0, respectively (Note 8).

              Acquisition of property under vendor financing for the years ended December 31, 1999 and 1998 was $0 and $32,044, respectively, (Note
              2)

              Acquisition of equipment under capital leases for the years ended December 31, 1999 and 1998 was $77,962 and $0, respectively (Note
              2).

                 See notes to consolidated financial statements

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of OnLine Power Supply, Inc., formerly known as OnLine Entertainment, Inc., and its wholly owned subsidiaries, Glitch Master Marketing, Inc. and OnLine Power Supply, Inc. (collectively, the "Company"). All significant intercompany transactions and accounts were eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory consists of computer equipment and accessories purchased for resale during the ordinary course of business. The inventory is stated at the lower of cost or market. The cost is determined by the average cost method.

Property, Equipment and Depreciation

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income.

Amortization

Amortization of intangible assets is calculated using the straight-line method over five years. Amortization expense for the years ended December 31, 1999 and 1998 totaled $78,150 and $78,020, respectively, and $25,791 (1999) and $25,480
(1998) of this expense is included in research and development costs.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs for new products are charged to expense as incurred. The cost of material and equipment that are acquired for research and development activities and that have alternative future uses (in other research and development projects or otherwise) are capitalized when acquired. The cost of the materials consumed and the depreciation of the equipment used are charged to research and development costs. Purchased research and development costs that have alternative future uses (in other research and development projects or otherwise) are capitalized as acquired technology and amortized as intangible assets and charged to research and development costs.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represented the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Revenue Recognition

Revenue is recognized as product is shipped or services rendered. The Company provides a two- year warranty on its Glitch Master product. A liability is provided for warranty expense based upon historical experience.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements.

Impairment of Long-lived Assets

The Company follows Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, receivables, payables and other current liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based Compensation

The Company accounts for any stock-based compensation plans using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Compensation cost for stock options, if any, is measured as the excess of the quoted market prices of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 125) to account for stock-based compensation arrangements.
Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provision of APB 25 and, accordingly, has included the pro forma disclosures required under SFAS 123 in Note 6.

Earnings (Loss) Per Common Share

Effective December 31, 1997, SFAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic earnings per common share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options. All periods presented have been restated to reflect the adoption of this standard. In 1999 and 1998, 1,966,568 and 1,076,784 shares, respectively, were excluded from the diluted earnings per share calculation, as these shares were antidilutive. Had these shares been included in the calculation, diluted weighted average common shares outstanding would have increased to 14,776,519 and 11,488,407 in 1999 and 1998, respectively.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Concentrations and Credit Risk

Approximately 48% of the Company's net sales in 1999 were from sales to one customer.

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institutions, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation
(FDIC). The maximum loss that would have resulted from that risk totaled $4,847,344 at December 31, 1999, for the excess of the deposit liabilities reported by financial institutions over the amount that would have been covered by federal insurance. The Company has not experienced any losses to date in such accounts and accordingly, believes it is not exposed to any significant credit risk.

Nature of Organization

The Company was incorporated in Colorado on August 7, 1991, as Roth Financial Fitness, Inc. On January 12, 1995, the Company changed its name to OnLine Entertainment, Inc. In June 1995, the Company re-domiciled in Nevada by merging with a Nevada corporation formed for that specific purpose. The Company now operates as a Nevada corporation doing business as a foreign corporation in Colorado. On December 14, 1999, the Company changed its name to OnLine Power Supply, Inc.

During 1999, the Company conducted its primary business activities through its subsidiaries, Glitch Master Marketing, Inc. and OnLine Power Supply, Inc. On December 31, 1999, the Company dissolved both of these entities. All assets, liabilities and operations of these entities were consolidated into the Company.

Glitch Master Marketing, Inc. was incorporated in Colorado on September 7, 1990 to manufacture and market the proprietary Glitch Master(TM)product line of power supplies for the personal computer.

OnLine Power Supply, Inc. was incorporated in Colorado on November 13, 1996. On December 17, 1997, OnLine Power Supply, Inc. acquired Renaissance Systems, Inc. by a common stock exchange. OnLine Power Supply, Inc. continued to develop a proprietary power supply product line and related technology that was started by Renaissance Systems, Inc. The development results became the technology that produces the Company's new power supply product line.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 2 - Property and Equipment

During 1999, the Company acquired equipment totaling $77,962 and executed capital lease agreements for this equipment. Future minimum lease payments under these capital leases are as follows:

         2000                                              $    28,369
         2001                                                   28,525
         2002                                                   20,195
                                                           -----------
                                                                77,089

         Less amount representing interest                       (8489)
                                                           -----------

         Net capital lease obligation                      $    68,600
                                                           ===========

During 1998, the Company acquired a trade show booth under vendor financing. The cost of the booth was $84,963 of which the Company paid $52,919. The balance owed on the booth totaling $32,044 was included as other current liabilities at December 31, 1998 on the consolidated balance sheets.

Property and equipment, including equipment under capital leases, consisted of the following:

                                                                     December 31,
                                                           ----------------------------
                                                                1999           1998
                                                           -------------    -----------

         Furniture and fixtures                            $     13,500     $    12,119
         Trade show exhibit equipment                            96,343          96,343
         Engineering and other equipment                        181,740          52,838
         Computers                                               79,162          30,343
         Software                                                24,465           4,840
                                                           ------------     -----------
                                                                395,210         196,483
         Less accumulated depreciation                          (69,906)        (34,764)
                                                           ------------     -----------

                                                           $    325,304     $   161,719
                                                           ============     ===========

Depreciation  expense for the years  ended  December  31, 1999 and 1998  totaled
$38,671  and  $15,352,  respectively.  In 1999 and  1998,  $15,567  and  $6,346, respectively, of depreciation was included in research and development expense.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 3 - Short-term Debt

Short-term debt consisted of the following notes payable and line-of-credit:

                                                                             December 31,
                                                                     ---------------------------
                                                                          1999          1998
                                                                     -----------    ------------
Note payable to officer, due on demand, interest at 10.00
 percent, collateralized by receivables, inventory and patent
 rights (Note 8).                                                    $        -     $    15,000

Note payable to officer, due on demand, interest at 10.00
 percent, collateralized by receivables, inventory and patent
 rights (Note 8).                                                             -          25,000

Note payable to officer, due on demand, interest at 10.00
 percent, collateralized by receivables, inventory and patent
 rights (Note 8).                                                             -          68,500

Note payable to officer, due on demand, interest at 10.00
 percent, collateralized by receivables, inventory and patent
 rights (Note 8).                                                             -          34,250

Note payable to an officer's family trust, matures
 December 21, 1999,  interest at 12.00 percent,
 collateralized by 50,000 shares
 of the Company's common stock (Note 8).                                      -         150,000
                                                                     -----------    -----------

                                                                     $        -     $   292,750
                                                                     ===========    ===========

Line-of-Credit

The Company has a $50,000 revolving line-of-credit, of which, $49,269 was unused as of December 31, 1999. Advances on the line carry an interest rate of the prime rate plus 6 percent (14.50% at December 31, 1999). The credit line is collateralized by substantially all corporate assets and is personally guaranteed by an officer of the Company. The Company indemnified the officer. Payments on the line are due monthly and are equal to accrued interest plus 2.00 percent of outstanding principal at the end of the prior month.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 4 - Other Liabilities

During 1994 and 1995, the Company incurred approximately $118,000 of liabilities (payables) associated with a previous line of business. Management has settled or written-off a total of $50,474 in prior years and through December 31, 1999. The remaining liabilities total $65,340 at December 31, 1999; some are secured by judgments against the Company, some are being paid negotiated monthly payments and some of the creditors are not currently pursuing the payment of their claims.

Note 5 - Rescission Offer

The Board of Directors approved, on December 1, 1999, the conversion of all preferred A and B shares into two common shares for one preferred share. The Board of Directors also approved an offer to rescind all original preferred share and certain common share purchaser's investment plus interest because the Company believes that these offerings may have been executed without a proper exemption pursuant to the regulations in the Securities Act of 1933. A liability has been accrued on the balance sheet in the amount of original shareholder's investment. The original investment consists of $262,000 of preferred A, $885,400 of preferred B and $134,415 of common stock. Management believes that the probability of the shareholders rescinding their shares is unlikely because the current market price of the shares exceeds their original cost plus any interest which they would receive; therefore, the potential accrued interest on the rescission offer of $134,590 has not been recorded in the accompanying consolidated financial statements.

Note 6 - Shareholders' Equity

Preferred Stock

On December 7, 1999, the Company's Board of Directors approved the payment of 6% preferred stock dividend on 131,000 shares of preferred A and 442,700 shares of preferred B stock. A total of 7,860 shares of preferred A and 26,574 shares of preferred B were issued as stock dividends during 1999.

At the time of the conversion of the preferred shares into common shares, the common shares were trading on the over the counter market at $5.03 per share. The preferred A and preferred B shareholders have the privilege of converting their shares into common stock at an effective investment cost $1.00 per common share. The resulting conversion transaction resulted in a beneficial conversion to the shareholders and an imputation of a preferred stock dividend of $4,901,438 which is the difference of the market trading price per share and the effective $1.00 per share investor cost times the number of common shares issued as a result of the conversion.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 6 - Shareholders' Equity (continued)

Preferred Stock (continued)

Roth Financial Fitness, Inc. issued preferred shares in 1992 with the right to convert to common shares. At December 31, 1999, all except 10,467 shares of the preferred shares have been converted by the shareholders.

Common Stock

On August 12, 1998, the Company issued 14,162 shares of its restricted common stock in exchange for equipment. The Board of Directors valued the transaction at the market value of the stock issued on the date of the transaction of $.85 per share, or $23,013. The Company wrote-down the equipment to its net realizable value at December 31, 1998, resulting in an impairment loss totaling $11,018 for the year ended December 31, 1998.

Stock Options

On September 1, 1999, the Board of Directors granted 523,000 non-qualified executive common stock options to one officer in accordance with the terms of his employment agreement. The options are exercisable at $3.00 per share; none of the options have been exercised as of December 31, 1999 and will expire on September 1, 2009.

The Board of Directors adopted a new Qualified Incentive Stock Option Plan on December 1, 1999. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best qualified new employees by offering them stock options as a means of compensation. The Company is authorized to grant a total of 3,500,000 common shares under this plan of which 104,124 have been granted at December 31, 1999. The 104,124 share options granted at December 31, 1999 are fully vested and exercisable by the option holder at $5.62 per share. The options expire on December 13, 2009. None of the options were exercised as of December 31, 1999.

On September 25, 1998, the Company granted options for 300,000 shares of its common stock in exchange for public relations services. The options were fully vested and exercisable at an average price of $3.39 per share and were to expire on September 25, 2001, if not exercised. On the grant date, the bid price of the Company's common stock on the over the counter exchange was $1.37. The Board of Directors called the options on May 5, 1999, none were exercised and they were cancelled.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 6 - Shareholders' Equity (continued)

Stock Options (continued)

On March 4, 1998, the Board of Directors granted nonqualified executive stock options to purchase 1,000,000 shares of its common stock to two senior officers in accordance with the terms of their employment agreements. The options are vested and exercisable at $5.50 per share. None of the options were exercised as of December 31, 1999 and will expire on March 4, 2004, if not exercised. Management determined the fair value of the Company's common stock based on the offer price of a common stock offering on the grant date. The options were granted at 110% of the $5.00 offering price, or $5.50 per share. In accordance with APB 25, no compensation expense related to the options was recognized in 1998.

The Company has a qualified stock option plan that provides for the granting of stock options to all employees. The Company is authorized to grant 3,500,000 common shares under the plan, of which 212,500 have been granted in 1998 and an additional 105,000 shares in 1999. All options are fully vested on the date granted and are priced at or above the current over the counter share trading price. All options granted during 1999 and 1998 were exercisable, at a weighted average price of $3.04 per share; however, none of the options were exercised at December 31, 1999. The options expire on December 16, 2001.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 6 - Shareholders' Equity (continued)

Stock Options (continued)



                                                                                                                        Weighted
                                                                                Weighted                                Average
                                     Incentive    Executive     Options Issued  Average     Weighted                 Exercise Price
                                      Stock       Employment     Not Related    Exercise   Average Fair  Currently    - Currently
                                     Options      Options         to a Plan     Price        Value      Exercisable    Exercisable
                                     ---------   ------------   ------------   ---------   ----------   ------------  - ------------
Outstanding December 31, 1997               -              -              -    $      -                           -    $        -
                                                                                                        ------------   ----------

    Options and warrants granted       212,500      1,000,000        300,000        4.64        1.58
                                     ---------   ------------   ------------   ---------   ---------

Outstanding December 31, 1998          212,500      1,000,000        300,000        4.64                   1,512,500         4.64
                                                                                                        ------------  -----------

    Options cancelled                       -              -       (300,000)       (3.00)
    Options granted                    209,124      1,023,000             -         3.38        2.77
                                     ---------   ------------   ------------   ---------   ---------

Outstanding December 31, 1999          421,624      2,023,000             -    $    4.20                   1,921,624  $      4.53
                                     =========   ============   ============   =========                ============  ===========

All options in 1999 and 1998 were granted above their fair value.


                                                                               December 31, 1999
                                               --------------------------------------------------------------------------
                                                           Options Outstanding                     Options Exercisable
                                               ---------------------------------------------   --------------------------
                                                                Weighted    Weighted Average                    Weighted
                                                                Average        Remaining                         Average
                                                Number          Exercise      Contractual          Number       Exercise
Range of Exercisable Price                     Outstanding       Price           Life            Exercisable      Price
                                               -----------     ----------     ----------       -------------     --------

$2.88 - $3.00                                    1,260,500     $     2.98           6.25             737,500     $   2.96
$5.44 - $5.62                                    1,184,124           5.51           7.96           1,184,124         5.51
                                               -----------     ----------     ----------       -------------     --------

                                                 2,444,624           4.20           7.08           1,921,624         4.53
                                               ===========     ==========     ==========       =============     ========

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 6 - Shareholders' Equity (continued)

Stock Options (continued)

The Company continues to account for stock-based compensation using the intrinsic value method prescribed by APB 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above the fair market value. Had compensation expense for the Company's stock option plan, executive employment options and options under the public relations agreement been determined based upon fair values at the respective grant dates in accordance with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma effects of SFAS 123 are not indicative of future amounts. Additional stock options awards are anticipated in future years.

                                                                  For the Year Ended
                                                                     December 31,
                                                          --------------------------------
                                                                 1999          1998
                                                          --------------    --------------
Net losses
   As reported                                            $  (1,588,355)    $  (1,513,197)
      Increased loss due to
         Employee stock option plan                            (834,656)         (266,688)
         Executive employment options                        (2,578,743)       (2,054,000)
         Public relations agreement options                          -            (66,550)
                                                          -------------     -------------
      Pro forma                                           $  (5,001,754)    $  (3,900,435)
                                                          =============     =============
   Loss per common share
      As reported                                            $  (0.13)         $  (0.13)
      Pro forma                                              $  (0.40)         $  (0.35)

The weighted average fair value of options granted during 1999 and 1998 estimated on the date of grant using the Black-Scholes option-pricing model was $2.77 and $1.58, respectively. The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of 97.16 (1999) and 60.47 (1998) percent, risk-free interest rate of 6.623 (1999) and 4.525 (1998) percent, and an expected life of three years.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 7 - Stock Based Compensation

During 1999, the Company issued 336,350 shares of its restricted common stock for commissions expense related to various preferred stock offerings. The Board of Directors measured the value of the transaction by equating the commission obligation to the number of shares required based on the current fair market value of the common shares on the date of the execution of the selling agreement, dated October 23, 1998, equal to $.75 per common share. The Company recorded a beneficial conversion charge equal to $.30 per common share exchanged as additional offering costs in the accompanying consolidated financial statements. A total of $252,263 was recorded as stock offering costs.

During 1999, the Company issued 25,000 shares of its restricted common stock to various providers in exchange for their services. Management valued the service at $62,837, the amount of the total invoices. The resulting expenses are included in the accompanying consolidated financial statements.

On May 20, 1998, the Company issued 1,106,660 shares of its restricted common stock to brokers as payment for $117,626 in commissions expense related to a common stock offering. Management valued the transaction at the fair market value of the stock on the date of the broker agreement, September 8, 1997, or $.78 per share. The resulting $864,301 of commission expense is included in the accompanying consolidated financial statements as stock offering costs.

On October 30, 1998 the Company issued 79,732 shares of its restricted common stock as payment for $134,484 in advertising and consulting services. Management valued the transaction at the fair market value of the stock on the date of the exchange or $59,799. The resulting expense is included in the accompanying consolidated financial statements.

Note 8 - Related Parties

As of January 1, 1998, the Company was indebted to an officer for $62,000 in connection with four promissory notes executed in 1997. In 1998, the Company borrowed from two officers an additional $35,000 for working capital purposes. The Company also executed two additional promissory notes to an officer in the amount of $102,750 for expenses paid on behalf of the Company. During 1999, the Company borrowed an additional $89,000 from an officer. All notes had an interest rate of 10% and were due on demand. The Company repaid notes to the officers of $231,750 in 1999 and $57,000 in 1998. All notes were paid in full as of December 31, 1999.

On March 2, 1999, the Company borrowed $88,000 from an affiliated party for working capital purposes. The note had an interest rate of 18% and was due on demand. The note was paid in full as of December 31, 1999.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 8 - Related Parties (continued)

During 1999, the Company paid stock offering commissions of $299,919 to a broker. The broker is an affiliated party by virtue of his relationship to a member of the Company's board of directors.

The broker received 10% commission on equity funds raised pursuant to a selling agreement signed by the Company. As of December 31, 1999, the Company owes unpaid commissions of $101,081 to the broker.

On December 21, 1998, the Company borrowed $150,000 from the family trust of an officer of the Company. The $150,000 promissory note had an interest of 12 percent per annum and was due on December 21, 1999. On October 4, 1999, the family trust elected to accept 53,571 shares of common stock, measured at a market value of $2.80 per share, to satisfy the debt. The note was paid in full on December 31, 1999.

Included in the executive employment agreements of two officers is a performance bonus based on the increase of the trading price per share of the common stock from trades in December 1998 to trades in December 1999. The bonus was earned and is equal to 50% of their total compensation for 1999 payable in the first quarter of 2000. A current liability of $72,000 for related party bonuses is recorded on the balance sheet at December 31, 1999.

Note 9 - Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate follows:


                                                                   December 31,
                                                           ----------------------------
                                                                1999           1998
                                                           ----------        ----------

U.S. statutory federal rate                                   34.00%             34.00%
State income tax rate, net of federal benefit                  3.30               3.30
Provision for bad debts                                          -               (1.99)
 Net operating loss for which no tax benefit
   is currently available                                    (37.30)            (35.31)
                                                           ---------         ----------
                                                                  - %                - %
                                                           =========         ==========

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 9 - Income Taxes (continued)

Deferred taxes consisted of the following:

                                                                      December 31,
                                                           --------------------------------
                                                                  1999            1998
                                                           --------------    --------------

Deferred tax asset, net operating loss                     $    1,452,833    $     879,697
carryforward
Valuation allowance                                           (1,452,833)        (879,697)
                                                           --------------    ------------
Net deferred taxes                                         $           -     $          -
                                                           ==============    =============

The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 1999 and 1998 totaled $573,136 and $534,381, respectively. The net operating loss carryforwards expire through the year 2019. In addition, the utilization of the carryforwards may be limited due to certain change in control events which have occurred in prior periods.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Note 10 - Commitments and Contingencies

Office Lease

The Company leases office space under a non-cancelable operating lease that expires on January 31, 2001. Total office rent expense for the years ended December 31, 1999 and 1998 totaled $61,033 and $36,942, respectively. Future minimum rental payments under the office lease are as follows:

         December 31,
         ------------

              2000                                          $   83,404
              2001                                               7,030
                                                            ----------
                                                            $   90,434
                                                            ==========

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 10 - Commitments and Contingencies

Officer Employment Agreement

As part of their executive employment agreements, two executive officers were granted options to purchase 500,000 shares each of the Company's common stock on September 1, 1999. These options were granted at the current fair market value of the common stock and will expire on September 1, 2004. These options will become vested 20% per year on the anniversary date of the grant. The options are exercisable at $3.00 per share.

As part of their executive employment agreements, two senior officers shall become fully vested to receive options to purchase 500,000 shares each of the Company's common stock if the following corporate goals are achieved:

    1. If the Company's consolidated gross revenues exceed $3,000,000 by December 31, 1999, the executives vest in 35 percent of the options;
    2. If the Company's consolidated gross revenues exceed $6,000,000 by December 31, 2000, the executives vest in an additional 35 percent of the options;
    3. If the Company's consolidated gross revenues exceed $9,000,000 by December 31, 2001, the executives vest in the remaining 30 percent of the options:

These options will be valued at the market value of the common stock on the date the contingency of the corporate goal is achieved, thus allowing the options to vest.

The options are exercisable at $.0001 per share and expire on March 4, 2009. None of the options have been exercised at December 31, 1999.

Manufacturing Agreement

In December 1999, the Company entered into an exclusive manufacturing agreement with Saturn Electronics and Engineering, Inc. ("Saturn") for the production of the power supply products developed by the Company. Under the terms of the agreement, Saturn will finance the costs of start- up and production of the products with the Company's customer purchase orders and accounts receivable as security.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 11 - Litigation and Settlements

Since 1996, the Company has been defending a lawsuit by Fox Sports, Inc. which is pending in California Superior court. Fox seeks damages for alleged breach of a contract to distribute film; dispute arose out of arrangements discussed between the Company and Fox to distribute video film products when the Company was involved in the entertainment business in 1996. A trial date has been set for May 8, 2000. Subsequent to December 31, 1999, the matter has been settled in principle, subject merely to documentation of the settlement. As part of the settlement, the Company shall pay Fox $28,000. This amount is recorded in other liabilities as of December 31, 1999. If for some reason the settlement is not completed, the Company will continue to vigorously defend itself in this matter.

During the year ended December 31, 1998, the Company signed a settlement agreement in a lawsuit related to the Chapter 7 bankruptcy of Max Music, Inc., whereby the Company agreed to pay $150,000. The Company made the $150,000 payment on December 21, 1998, with proceeds from the $150,000 promissory note from the family trust of the Company's President (Note 8). However, in April 1999, the trustee filed an action in United States District Court (Denver, Colorado) seeking enforcement (through garnishment proceeding) against the Company of a judgment obtained by the trustee against a former officer and director of the Company (who resigned in February 1996) for the same amount originally sought less the $150,000 paid in December 1998. The Company is contesting the trustee's claim citing the earlier settlement as full satisfaction and will resist all attempts to collect the balance. The ultimate potential liability is between $400,000 and $500,000; however, legal counsel and management believe that the Company will prevail in this matter and the likelihood of owing any additional money is extremely unlikely.

During the year ended December 31, 1998, the Company settled a lawsuit related to an account payable owed to a trade vendor, whereby the Company agreed to pay $15,000. The Company paid $5,000 on December 1, 1998 with the remaining $10,000 during 1999.

Subsequent to December 31, 1998, the Company settled a third lawsuit for $25,000, and the balance was paid in full as of December 31, 1999.

The total losses from various litigation settlements totaled $28,000 (1999) and $190,000 (1998) and are included as losses on litigation settlements in the accompanying consolidated statements of operations.

Glitch Master Marketing, Inc. ("GMM") and the Company's Chief Executive Officer ("CEO") have been named as defendants in a lawsuit in which the plaintiff was claiming the sum of $96,000. The debt was a personal obligation of the CEO. The CEO obligated GMM as a guarantor of the note. The lawsuit was settled on April 22, 1999 for $98,170, and the Company did not incur any of the financial liability.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 11 - Litigation and Settlements (continued)

On December 2, 1998, the Company was awarded a judgment in the amount of $62,889 against a customer of Glitch Master Marketing, Inc. An allowance of 100 percent of the receivable of $62,889 as of December 31, 1998 and 1999 has been recorded due to the uncertainty of collection.

The Company is involved in other various claims and lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.

Note 12 - Private Offerings

Common Stock

The Company circulated three separate private offering memorandums relating to the private offering of shares of the $.0001 par value common stock of the Company during 1999 and 1998. The securities have not been registered pursuant to this Securities Act of 1933, as amended (the "Act"), nor have they been registered under the securities act of any state. These securities were offered under an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws. The securities dealers were paid a commission up to ten percent of the subscriptions accepted by the Company. Offering commissions were paid through a combination of cash and the issuance of restricted common stock. The officers and directors of the Company did not receive any commissions for the sales of stock or compensation for services from these offerings. As a result of potential violations of the exemption provisions of the regulations of the Act, the Company is offering to rescind 26,883 shares of common stock investments totaling $134,413 plus interest. A rescission liability has been recorded on the balance sheet at December 31, 1999 accordingly (Note 5).

Following is a summary of the offerings undertaken in 1999 and 1998.


                                    Offering #1                      Offering #2                 Offering #3
                                    -----------                      -----------                 -----------

Date:                          September 11, 1997              June 17, 1999               November 12, 1999
Offering:                      $5.00/share                     $2.00/share                 $2.00/share
Minimum:                       $       25,000                  $       500,000             $     -
Maximum:                       $    1,000,000                  $     5,000,000             $     -

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 12 - Private Offerings (continued)

                                    Offering #1                     Offering #2                 Offering #3
                                    -----------                     -----------                 -----------
Sold in 1997
         Shares                        36,672                          -                         -
         Proceeds              $      183,361                  $       -                   $     -

Sold in 1998
         Shares                        99,260                          -                         -
         Proceeds              $      496,300                  $       -                   $     -

Sold in 1999
         Shares                            -                         2,473,533                    748,571
         Proceeds              $           -                   $     4,947,066             $    1,497,142

Preferred Stock

The Company circulated two separate private offering memorandums relating to the private offering of shares of the Series A and B $.0001 par value, $2.00 stated value, cumulative, convertible preferred stock of the Company during 1998. The securities have not been registered pursuant to the Securities Act of 1933, as amended (the "Act"), nor have they been registered under the securities act of any state. These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws. The securities were offered on a "best efforts" basis through securities dealers and others who may lawfully offer and sell securities. The securities dealers were paid a commission up to ten percent of the subscriptions accepted by the Company. Offering commissions were paid through a combination of cash and the issuance of common stock. Management of the Company did not receive any commissions or compensation for offering or selling the securities.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 12 - Private Offerings (continued)

Preferred Stock

Following is a summary of the offerings conducted in 1999 and 1998:

                                         Offering #1               Offering #2
                                         Series B                  Series A
                                         --------                  --------

Date                                   October 12,                November 19,
                                           1998                       1998
Offer                                  $2.00/share                $2.00/share

Sold in 1998
         Shares                           169,950                  105,400
         Proceeds                        $339,900                 $210,800

Sold in 1999
         Shares                           272,750                   25,600
         Proceeds                        $545,500                 $ 51,200


Note 13 - Going Concern

The Company has suffered recurring losses from operations since inception and at December 31, 1998 had a working capital deficit. These conditions raised substantial doubt about the Company's ability to continue as a going concern in 1999. However, the Company has successfully raised equity capital during 1999 to enable to the Company to sustain the operations through the year 2000. The Company's ability to continue as a going concern in 1999 has improved since 1998. The financial statements, therefore, do not include any adjustments that might result from the outcome of this uncertainty. The 1999 audit report dated January 31, 2000 does not contain a going concern emphasis.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On January 12, 2000 we terminated our relationship with C&H, which had audited our financial statements for fiscal 1996, 1997 and 1998. C&H's audit reports on our financial statements for each of those years contained a "going concern qualification" that because of our recurring losses and lack of working capital, there was substantial doubt about our ability to continue as a going concern. Except for the uncertainty associated with the "going concern qualification," C&H's audit reports for those three years did not contain an adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles. Our board of directors approved the termination of our relationship with C&H and our engagement of the firm Ehrhardt Keefe Steiner & Hottman PC., Denver, Colorado.

         We have never had any disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to C&H's satisfaction, would have caused C&H to make reference to the subject matter of the dis- agreement in connection with its reports.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)(1)(2)(3)  Identification of Directors and Executive Officers.


    Name                       Age            Position                         Director Since
    ----                       ---            --------                         --------------

    Kris M. Budinger            47            President, COO, CEO,
                                              Treasurer                            1994

    Thomas L. Glaza             63            Director                             1999

    Ronald W. Mathewson         62            Director                             2000

    Richard L. Millspaugh       54            Chief Financial Officer
                                              Secretary

    Garth A. Woodland           35            Vice President - Engineering
                                              Research and Development

    Chris A. Riggio             40            Vice President - Research and
                                              Development

         Kris M. Budinger has been President, Chief Operating Officer and Treasurer of OnLine since July 29, 1996, and in addition has formally been appointed to take on the responsibilities of CEO in March 2000. His primary duties cover supervision of product development, coordination of research and development with prospective customers' design needs, prospective customer relations at the corporate level, and developing relationships with manufacturers and suppliers. He had been the Chairman, President, and CEO of OnLine Entertainment, Inc. (prior to the merger with Glitch Master Marketing, Inc. on July 29, 1996) from February 12, 1996 to July 29, 1996. From early 1995 to February 12, 1996 he was a Director and Vice-President of OnLine Entertainment, Inc. His responsibilities at OnLine Entertainment, Inc. included production of original direct response television programming, management of product order fulfillment, telemarketing, merchant banking, and television and radio distribution functions.

         Mr. Budinger graduated from the United States Air Force Academy in 1974 and served as a Captain in the USAF until his honorable discharge in 1980. Mr. Budinger was associated with the national investment banking firm E.F. Hutton as a registered representative from 1981 to 1985, and from 1985 to 1988 as Vice-President and Branch Manager in Peoria, Arizona. Mr. Budinger was associated with Dean Witter Reynolds as a registered representative from 1988 to 1992, and during those four years was a Vice-President and Assistant Branch Manager in the Sun City, Arizona office of Dean Witter Reynolds.

         Thomas L. Glaza was appointed to the board of directors of OnLine in July 1999. He serves as an outside director, and is not employed by OnLine. He has been Director of Marketing for MAPICS Business Group-Marcam Corp. since 1989. He leads business activities associated with the acquisition of complementary software products; his company is considered a leader in developing strategic partnerships in the high growth area of enterprise resource planning. In this position, his group is responsible for worldwide marketing support, including product requirements, education strategy, and product information development and delivery. He also is involved in issues regarding mergers with or acquisitions of other companies. He leads the effort to develop and maintain the strategic planning for MAPICS.

         He is a member and Fellow of the American Production and Information Control Society ("APICS").

         Mr.   Glaza's   brother  James  Glaza  is  associated   with  Northstar
Securities, Inc., a registered broker-dealer in securities which has raised money for us in the past.

         Ronald W. Mathewson was appointed to the board of directors of OnLine in March 2000 to fill the vacancy resulting from the retirement of Larry G. Arnold.

         Mr Mathewson was president and chief operating officer of Fibreboard Corporation from October 1996 to February 1998 during which time he led the merger of Fibreborad Corporation with Owens Corning. From June 1994 to November 1995 he served as executive vice president and president of Magneteck, Inc.' Lighting Products Group. Mr. Mathewson was vice president and general manager of the Building Insulation Division of the Johns Manville Corporation from June 1988 to June 1994. From May through November 1987 he served as president and chief operating officer of Miami-Carey Corporation. Mr. Mathewson was employed with General Electric Company from 1981 to 1987 in various management positions including general manager, marketing and sales manager, international strategic planning and business development manager and venture manager.

         Mr. Mathewson has extensive experience in strategic business planning, acquisitions and mergers, and marketing and sales. He received a bachelor degree in Mechanical Engineering and Business from the University of Wyoming in 1960.

         Richard L. Millspaugh, a certified public accountant (licensed in Colorado) has been Chief Financial Officer for OnLine since September 1, 1999. From 1990 to 1994 he was Vice President Finance and part owner of Fibertection Corporation. From 1995 to November 1997, Mr. Millspaugh was employed by Western Pacific Airlines, and thereafter until he joined OnLine in 1999 he practiced accounting at R.F. Hall & Associates, an accounting, tax and audit firm based in Colorado. He has also been involved from time to time in special projects as a consultant and financial administrator to different companies. In November 1994, Mr. Millspaugh filed for personal bankruptcy proceedings in the United States Bankruptcy Court, in connection with a claim made against his personal guarantee of a $988,000 loan to Fibertection; this obligation and other personal liabilities were discharged by the court in due course. Mr. Millspaugh received a bachelor degree (accounting) from the University of Kansas in 1967.

         Garth Woodland joined us in July 1996. Mr. Woodland has been Vice President- Engineering, Research and Development, since 1999. He has extensive experience in technical application support and technical design in the power supply industry. From 1992 to 1996 Mr. Woodland was employed by ForeSight Electronics, Sunnyvale, California, a nationwide distributor of power supply systems. His experience extends to technical sales, training and effective management of technical sales forces, design in of new applications, and coordinating production line outputs with sales flow. He is a knowledgeable electrical and audio engineer who is capable in most software applications. His technical Marketing and Support expertise includes: Integration, Test/Verification Evaluation, Field Tech Support, Chit-Sits, Return Material Authorization, and Order Fulfillment. His designs include variable linear DC Power Supplies with 0% ripple and a battery charging circuit for lap top computers. While at IBM in 1992, he conducted macro programming and repair support to managers and employee groups. Mr. Woodland holds a bachelor of arts degree in Creative Arts.

         Chris A. Riggio joined us in 1996. Mr. Riggio has been Vice President - Research and Development since 1999. Previously, he has been an inventor, patent holder, and engineering consultant for a variety of electro-mechanical applications such as: power control electronics, audio electronics, acoustics, gas and diesel systems, electronic instrumentation, monitoring systems and process control systems. He has conducted research and development projects at the University of Colorado in the areas of bio-electromagnetics and magneto biology. Mr. Riggio has invented and patented two thyristor control technologies (Load Factor Controller and Ideal Voltage Controller) and transferred other intellectual property rights pertaining to failure bypass circuitry and precision thermostat control technology. His other areas of expertise include manufacturing process support, quality control engineering support, end use product testing, field testing, test protocol design, product performance characterization, data acquisition system design, utility and DSM sales engineering support and training. He was a founder, officer and director of Renaissance Systems, Inc. from 1994 until we acquired that company in 1997. Renaissance was a small company engaged developing new approaches to the power supply system technologies.

         Under the Nevada statutes, the number of directors may be fixed by or in the manner provided in the our articles or bylaws. The bylaws provide that the number of directors may be determined from time to time by resolution of the board of directors. The board of directors currently consists of three members.

(b)      Identification of Certain Significant Employees or Consultants.

         Richard L. Doyle serves as an engineering consultant to us on a contract basis under an agreement dated August 25, 1997. There is no set term for this agreement. Mr. Doyle provides services as requested for independent reliability testing of its products. Mr. Doyle receives restricted shares of our common stock for his services, at the average share price over the 90 day period in which he renders services, at the rate of $200 of stock for every hour of his services (using his billing rate of $100 per hour). We have issued 5,200 shares to Mr. Doyle under his agreement. Mr. Doyle graduated with a B.S. in Mechanical Engineering from Oregon State University in 1963: He earned an M.S. in Electrical Engineering from the University of California, Irvine, in 1969. Mr. Doyle provides analytical and experimental insights into complex physical and electrical phenomena. He specializes in systems analysis with primary strength in electrical control systems and dynamics His work in these areas has broken new ground in advancing the state-of-the-art in aircraft, missiles, ships, and nuclear reactor plants. He provides solid contributions to proposals and in planning organizing activities. Mr. Doyle is a registered Electrical Engineer and a registered Civil Engineer with the State of California, and is a senior member of the Institute of Electrical and Electronics Engineers Inc., where he served as President for the years 1995 and 1996. He is also a member of Sigma Tau and Pi Tau Sigma honorary societies. Mr. Doyle has more than 25 years of experience in the theoretical analysis of dynamic systems including analysis and design of electrical and mechanical systems. For the past 15 years Mr. Doyle has been a consultant. Mr. Doyle's recent experience includes consulting on Nuclear Power Plant equipment. He is presently involved in qualifying Radiation Monitoring equipment for Sorrento Electronics. Other recent consulting tasks have included Reliability Studies, Structural Analysis and Thermal Analysis of Electronic circuits. Previous consulting work included program planning, test planning, and systems evaluation for Kennecott Exploration Inc. of San Diego, California. He was responsible for airlift testing and analysis and developed plans and analyzed several slurry hydraulic tests. Mr. Doyle is not an officer or director of the Company.

Compensation of Directors

         Each of our present directors who is also an employee of the Company receives no additional compensation for acting as a director or attending meetings of directors. We presently pay $100 per meeting to non-employee directors, plus their travel expenses.

(c)      Family Relationships.

         There are no family relationships.

(d)      Involvement in Certain Legal Proceedings.

         During the past five years, no director, person nominated to become a director, or executive officer of our company:

(1) has filed or had filed against him, a petition under the federal bankruptcy law or any state insolvency law, nor has any court appointed a receive, fiscal agent or similar officer by or against any business of which such person was a general partner, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending him from, or otherwise limiting his involvement in, any type of business, securities or banking activities, or

(4) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated.

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) since inception on February 24, 2000 and written representations referred to in Item 405(b)(2)(I) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from February 24, 2000 (the date the Company became a reporting company) through the filing of this Form 10-KSB to file on a timely basis, the reports required by Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

         The following table sets forth certain information regarding the compensation paid or accrued by us to or for the account of the Chief Executive Officer and the Chief Operating Officer (also the President) for services and bonuses rendered in all capacities to us during each of the fiscal years ended December 30, 1999, 1998 and 1997. No other executive officer received total annual salary and bonus in excess of $100,000. We do not have any long term compensation plan, other than options for restricted stock.

                           Summary Compensation Table

                                                           Annual Compensation
                                       -----------------------------------------------------
                                                                                Other Annual
         Name and Position             Year         Salary        Bonuses       Compensation
         -----------------             ----         ------        -------       ------------

Larry Arnold (former CEO)              1999        $72,000           $36,000           $0
                                       1998        $72,000           $0                $0
                                       1997        $72,000           $0                $0

Kris Budinger, COO and President       1999        $72,000           $36,000           $0
(CEO in 2000)                          1998        $72,000           $0                $0
                                       1997        $72,000           $0                $0








Employment Agreements

         We have written employment agreements with Larry G. Arnold (former CEO and Chairman of the Board who resigned February 29, 2000) and Kris M. Budinger dated March 4, 1998. Each employment agreement ends on March 31, 2003, subject to automatic renewal for 5 year terms unless terminated by the Company on or after September 30, 2002. The base salary is $72,000 per year, subject to increases. In December 1999 the board of directors approved a salary of $150,000 to each individual for the year 2000. Each employment agreement granted nonqualified stock options to purchase 500,000 shares of common stock at $5.50 per share (all now vested), which was the fair value of the stock at March 4, 1998; these options will expire March 4, 2004. None have been exercised to date.
Each employment agreement also granted other nonqualified performance stock options to purchase 500,000 shares of common stock at $.0001 per share; these options will expire March 4, 2009. The performance options will vest according to a formula: If we had more than $3 million of gross revenues by December 31, 1999, 35% of the options would have vested for Mr. Arnold and Mr. Budinger (we didn't make this target so this part of the options has lapsed). If we have more than $6 million of gross revenues by December 31, 2000, 35% of the options will vest for Mr. Arnold and Mr. Budinger. Finally, if we have more than $9 million of gross revenues by December 31, 2001, an additional 30% of the options will vest for Mr. Arnold and Mr. Budinger. These options are discussed in our financial statements (note 6 for the vested options and note 10 for the performance options).

         For the year ending December, 1999 and later, each employment agreement provides a cash bonus of 50% of base salary if the if the average closing price of the common stock for the last 20 business days of the year exceeds the previous year comparable amount by 51% or more. For fiscal 1999, Mr. Arnold and Mr. Budinger each will be paid a cash bonus of $36,000 based on stock prices for that year.

         We have issued qualified options to Mr. Arnold and Mr. Budinger, each for 11,650 shares of common stock at $6.18 per share, expiring if either leaves our employment or when the options expire in 2009. Mr. Arnold's options for these shares will expire as he has resigned from our company.

          Garth Woodland has a five year employment agreement, at a base salary of $84,000 per year. He received nonqualified stock options to purchase 523,000 shares of common stock at $3.00, all of which are vested, and options for another 500,000 shares at the same price, to vest 20% per year starting
September 1, 2000. Mr. Woodland has separate qualified options to buy 11,032 shares at $5.62 and 25,000 shares at $2.88; these options expire on termination of employment or 2009.

         Chris Riggio has a five year  employment  agreement at a base salary of
$84,000 per year,  and has been issued  nonqualified  stock  options to purchase
500,000 shares of common stock at $3.00, to vest 20% per year. Separate from the agreement,  Mr. Riggio has an option  (which is  qualified)  to purchase  25,000 shares of common stock at $3.00 per share;  these latter options expire in 2001.
Mr.  Riggio has  separate  qualified  options to buy 11,032  shares at $5.62 and
25,000 shares at $2.88;  these options  expire on  termination  of employment or
2009.






         Mr. Millspaugh has a five year employment agreement, at a base salary of $84,000 per year. He received nonqualified stock options to purchase 100,000 shares of common stock at $5.625, which will vest 20% per year. Mr. Millspaugh has separate qualified options to buy 3,203 shares at $5.62 and 25,000 shares at $2.88; these options expire on termination of employment or 2009.

Stock Option Plan

         We have adopted an incentive stock option plan for the issuance of up to 3.5 million shares of common stock; the options are intended to qualify under section 422 of the Internal Revenue Code. To date, we have issued to our employees (other than officers) options to purchase 288,057 shares of common stock. The options are vested and exercisable at different prices from $2.88 to $6.18 per share (equal to or above market prices when the options were issued), and will expire if the employee leaves us or when the options expire (at different times from 2001 to 2009).

         Separate  from the  qualified  plan, we have issued an option to Thomas
Glaza, a director, to purchase 10,000 shares for $2.88 per share; this option expires in 2002 and is vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information about beneficial ownership of our common stock as of Marach 24, 2000 by each person or group who is known to own more than 5% of our common stock, by each officer and director, and by the officers and directors as a group. Except as otherwise noted, the beneficial owners have sole voting and dispositive power with respect to their shares. The percentages reflect 16,954,119 shares of common stock outstanding.

         The numbers in the table do not  include  385,222  shares  owned by Mr.
Arnold's wife, of which he disclaims beneficial ownership, 1,000 shares owned by Mr. Mathewson's wife, and also do not include shares issuable upon exercise of stock options which are held by the named individuals.






         Name and Address                         Amount of Shares       Percent Of Class
         ----------------                         ----------------       ----------------
         Larry G. Arnold*                             1,424,119               8.0%
         6909 S. Holly Circle
         Suite 200
         Englewood, Colorado 80112

         Kris M. Budinger**                             855,541               5.0%
         6909 S. Holly Circle, Suite 200
         Englewood, Colorado 80112

         Richard L. Millspaugh                            3,000               -0-
         6909 S. Holly Circle, Suite 200
         Englewood, Colorado 80112

         Thomas Glaza**                                   3,000               -0-
         6909 S. Holly Circle, Suite 200
         Englewood, Colorado 80112

         Ronald W. Mathewson**                            3,750               -0-
         87 Glenmoor Place
         Englewood, Colorado 80110

         Garth A. Woodland                               61,000               -0-
         6909 S. Holly Circle, Suite 200
         Englewood, Colorado 80112

         Chris A. Riggio                                500,813               3.0%
         6909 S. Holly Circle, Suite 200
         Englewood, Colorado 80112

         All Officers and Directors as a              1,443,104               8.5%
         Group (6 persons)

         *        Former Director
         **       Director

Item 12.          Certain Relations and Related Transactions.

         From time to time since 1998 we have borrowed money from our officers to sustain operations and pay other expenses. At December 31, 1999 these loans had been paid off, in the amounts of $231,750 plus $15,098 interest which was paid in cash to Larry G. Arnold, a former officer and director who resigned February 29, 2000 (annual interest at 10%), and $150,000 (plus annual interest at 12%) which was paid in stock to a trust controlled by a member of Mr. Budinger's family. The trust had loaned the $150,000 to us in December 1998 to pay a settlement to a bankruptcy trustee. The loan from the Budinger trust was paid by issuing 53,571 shares of restricted common stock at market value.

         In 1999 we borrowed $88,000 from Falcon Financial Benefit Pension Plan. We paid off this loan plus annual interest at 18% in 1999. One of the trustees of this Plan is James Glaza, brother to Thomas Glaza who is one of our directors. James Glaza is associated with Northstar Securities, Inc., a registered broker-dealer which has helped us raise money from time to time in private placements of our securities. In 1998 and 1999, Northstar has paid James Glaza approximately $299,919 in net sales commissions related to our sales of securities for his services as a stock broker. These were part of the gross commissions we paid to Northstar. The financing activities at Northstar to a large extent predated Thomas Glaza's appointment to our board of directors. Neither Thomas Glaza nor James Glaza are affiliated with Northstar, nor do either of them own any stock in Northstar, and Thomas Glaza is not an employee or affiliate or stockholder of the Plan.

         At December 31, 1999 we owed $101,081 in gross commissions to Northstar Securities, Inc. for services related to our private placement offerings of common stock in the last two quarters of 1999. Part of this payable is due to James Glaza but the exact amount he will receive from Northstar presently is not known to us.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits.

                                                                                Sequential
Exhibit No.   Title of Exhibit                                                   Page No.
-----------   ----------------                                                   --------

 3.1          Articles of Incorporation                                             (1)
 3.2          By-Laws                                                               (1)
 3.3          Certificate of Amendment to Articles of Incorporation                 (1)
 4.1          Preferred Stock Designation - Series A                                (1)
 4.2          Preferred Stock Designation - Series B                                (1)
10.1          Agreement with Saturn                                                 (2)
10.2          Employment Agreement with Amendments - Larry G. Arnold                (3)
10.3          Employment Agreement with Amendments - Kris M. Budinger               (3)
10.4          Employment Agreement - Richard L. Millspaugh                          (3)
10.5          Employment Agreement - Garth Woodland                                 (3)
10.6          Consulting Agreement - Doyle & Associates, Inc.                       (3)
10.7          Employment Agreement - Chris Riggio                                   69
16.1          Letter from Cordovano & Harvey re change of accounting firms          (3)
27.1          Financial Data Schedule per Item 601(c) of Reg. S-B                   78


(1) Incorporated by reference from the like-numbered exhibit filed with the 1933 Act registration statement on Form SB-2 (SEC no. 333-93341).

(2) Incorporated by reference from the like-numbered exhibit filed with the 1933 Act registration statement on Form SB-2, Amendment No. 1 (SEC no. 333-93341).

(3) Incorporated by reference from the like-numbered exhibit filed with the 1933 Act registration statement on Form SB-2, Amendment No. 2 (SEC no. 333-93341).

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           ONLINE POWER SUPPLY, INC.
                                           (Registrant)


Date: March 29, 2000                   By:        /s/   Kris M.  Budinger
                                              ----------------------------------
                                              Kris M. Budinger, CEO


                                       By:       /s/   Richard L.  Millspaugh
                                              ----------------------------------
Date: March 29, 2000                          Richard L. Millspaugh, CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2000                   By:       /s/  Thomas Glaza
                                              ----------------------------------
                                              Thomas Glaza, Director

Date: March 29, 2000                   By:       /s/   Ronald W.  Mathewson
                                              ----------------------------------
                                              Ronald W. Mathewson, Director