Form 10QSB
period 2000-03-31
ONLINE POWER SUPPLY INC
filed 2000-05-15
CIK 1101152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______.

Commission file number   0-29669
                       ---------

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

               6909 South Holly Circle, #200, Englewood, CO 80112
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number      303.741.5641
                           --------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to filed such reports) YES X, and (2) has been subject to such filing requirements for the past 90 days. NO X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan by a court.

                                                              Yes_____  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                            Outstanding on May 15, 2000
---------------------------------------      -----------------------------------
     Common Stock, Par Value $.001.                   17,133,500 shares

Transitional Small Business Disclosure Format (Check one): Yes___  No   X    .

                                    CONTENTS

                                                                        PAGE NO.
                                                                        --------

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS                               3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Balance sheets                                                     4-5
         Statements of operations                                             6
         Statements of changes in stockholders' deficit                       7
         Statements of cash flows                                             8
         Notes to financial statements                                     9-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       14-16

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    16

         SIGNATURES                                                          17

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Except for the historical information, all of the information which is contained in this Form 10-QSB are "forward looking" statements within the meaning of section 27A of the 1933 Act and section 21E of the Securities Exchange Act of 1934. Specifically, all statements in this Report (other than statements of historical fact) regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward- looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. These statements involve known and unknown risks, including the risks resulting from economic and market conditions, accurately forecasting operating and capital expenditures and capital needs, successful anticipation of competition which may not yet be fully developed, the uncertainties of litigation, and other business conditions. The use in this Report of the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend" and similar words or phrases, are intended by us to identify forward-looking statements (also known as "cautionary statements"). These statements reflect our current views with respect to future events. They are subject to the realization in fact of assumptions, but what we now think will happen may be turn out to be inaccurate or incomplete. Our actual operating results and financial performance may prove to be very different from what we now predict or anticipate.

     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Based on changing conditions, should any one or more of these risks or uncertainties materialize, or should any of our underlying assumptions prove incorrect, actual results for the company may vary substantially from what we now anticipate, believe, estimate, expect or intend. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                            ONLINE POWER SUPPLY, INC.
                                 BALANCE SHEETS

                                                                              March 31,          December 31,
                                                                                2000                 1999
                                                                             -----------         ------------
                                                                             (unaudited)
ASSETS

Current assets

   Cash                                                                    $      114,090     $    1,941,367
   Certificates of deposit                                                      4,682,672          3,100,000
   Accounts receivable, net of allowance for uncollectible
      accounts of $187 (2000) and $364 (1999)                                       6,504              6,048
   Accrued Interest Receivable                                                     43,013            --
   Inventory, at cost                                                              63,860             66,713
   Prepaid expenses                                                                88,855              2,780
                                                                           --------------     --------------
        Total current assets                                                    4,998,994          5,116,908
                                                                           --------------     --------------

    Property and equipment, less accumulated depreciation
       of $81,664 (2000) and $66,135 (1999)                                       287,961            251,114
    Equipment under capital leases, less accumulated
       depreciation of $9,387 (2000) and $3,771 (1999)                             81,570             74,190
    Goodwill, less accumulated amortization of $117,807
       (2000) and $104,718 (1999)                                                 143,987            157,076
    Acquired technology costs, less accumulated amortization
       of  $57,330 (2000) and $50,960 (1999)                                       70,070             76,440
    Patent, less accumulated amortization
       of $1,769 (2000) and $492 (1999)                                            23,762             25,039
    Other assets                                                                    1,512              1,512
                                                                           --------------     --------------
    Total assets                                                           $    5,607,856     $    5,702,279
                                                                           ==============     ==============



                       See notes to financial statements.

                            ONLINE POWER SUPPLY, INC.
                                 BALANCE SHEETS

                                                                                     March 31,      December 31,
                                                                                       2000             1999
                                                                                 ---------------   --------------
                                                                                    (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                                              $       150,329   $      245,772
   Accounts payable, related parties                                                      78,815          101,081
   Bank line-of-credit                                                                   585,000              731
   Notes payable, current maturity                                                        16,100           --
   Current maturities on capital lease obligations                                        25,495           20,017
   Accrued interest payable                                                               19,063           26,012
   Bonuses payable, related parties                                                       --               72,000
   Retirement liability, related parties, current maturity                               162,000           --
   Other                                                                                  65,942          100,772
                                                                                 ---------------   --------------
       Total current liabilities                                                       1,102,744          566,385

Long-term liabilities

   Capital lease obligations, less current maturities                                     50,337           48,583
   Notes payable, less current maturity                                                   40,993           --
   Retirement liability, less current maturity                                            67,500           --
                                                                                 ---------------   --------------
       Total liabilities                                                               1,261,574          614,968
                                                                                 ---------------   --------------

 Liability for common stock subject to rescission, 0 (2000)
   and 1,243,151 shares (1999)                                                           --             1,281,815
                                                                                 ---------------   --------------

Commitments and contingencies

Shareholders' equity
   Preferred stock,  $.0001 par value; 1,000,000 shares
       authorized; 3,600 (2000) and 10,467 (1999) shares
       issued and outstanding                                                                  0                1
    Common stock; $.0001 par value; 50,000,000 shares
       authorized; 17,029,495 (2000) and 16,954,119 (1999)
       shares issued and outstanding (including rescission shares)                         1,703            1,571
   Additional paid-in capital                                                         21,254,015       19,914,828
   Retained deficit                                                                  (16,909,436)     (16,110,904)
                                                                                 ---------------   --------------
       Total shareholders' equity                                                      4,346,282        3,805,496
                                                                                 ---------------   --------------

Total liabilities and shareholders' equity                                       $     5,607,856   $    5,702,279
                                                                                 ===============   ==============



                       See notes to financial statements.

                            ONLINE POWER SUPPLY, INC.
                            STATEMENTS OF OPERATIONS

                                                                      For the Three Months Ended
                                                                                March 31,
                                                                   ---------------------------------
                                                                         2000              1999
                                                                   --------------     --------------
                                                                     (unaudited)       (unaudited)

Net sales                                                          $       12,434     $      71,436

Cost of sales                                                               7,452            49,804
                                                                   --------------     -------------

Gross profit                                                                4,982            21,632
                                                                   --------------     -------------

Research and development                                                  261,620            81,622

Selling, general and administrative expenses                              624,666           201,430
                                                                   --------------     -------------
                                                                          886,286           283,052
                                                                   --------------     -------------
Loss from operations                                                     (881,304)         (261,420)
                                                                   --------------     -------------

Interest income                                                             95,775                --
Interest (expense)                                                        (13,003)           (9,796)
                                                                   --------------     -------------

Net loss available to common shareholders                          $     (798,532)    $    (271,216)
                                                                   ==============     =============

Basic weighted average common shares                                   16,353,688        12,069,203
outstanding

Basic loss per common share                                        $        (0.05)    $       (0.02)
                                                                   ==============     =============
Diluted loss per common share                                          16,353,688        12,069,203
                                                                   ==============     =============
Diluted loss per common share                                      $        (0.05)    $       (0.02)
                                                                   ==============     =============



                       See notes to financial statements.

                            ONLINE POWER SUPPLY, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

               JANUARY 1, 2000 THROUGH MARCH 31, 2000 (UNAUDITED)

                                              Preferred Stock          Common Stock      Additional                      Total
                                            ------------------    --------------------     Paid-in        Retained    Shareholders'
                                            Shares   Par Value      Shares   Par Value    Capital        (Deficit)      Equity
                                            ------   ---------    ---------- ---------  ------------   ------------   -------------
Balance, January 1, 2000                    10,467   $      1     15,710,968  $  1,571  $ 19,914,828   $(16,110,904)  $ 3,805,496

Common stock issued
   for sales commission                      --          --           36,624         4        73,244         --            73,248

Conversion of non-cumulative
   preferred stock to common stock          (6,867)        (1)        13,734         1         --            --             --

Stock offering costs                         --          --           --          --         (65,780)        --           (65,780)

Common stock issued in private
   placement (Note 12)                       --          --           25,018         3        50,032         --            50,035


Reverse rescission liability (Note 5)        --          --        1,243,151       124     1,281,691         --         1,281,815

Net loss for the Quarter ended
March 31, 2000                               --          --           --          --          --           (798,532)     (798,532)
                                           -------   --------   ------------  --------  ------------   ------------   ------------

Balance, March 31, 2000                      3,600   $      0     17,029,495  $  1,703  $ 21,254,015   $(16,909,436)  $ 4,346,282
                                           =======   ========   ============  ========  ============   ------------   ============



                       See notes to financial statements.

                            ONLINE POWER SUPPLY, INC.
                            STATEMENTS OF CASH FLOWS

                                                               For the Three Months Ended
                                                                         March 31,
                                                           ----------------------------------
                                                                 2000               1999
                                                           ---------------     --------------
                                                             (unaudited)        (unaudited)

Cash flows from operating activities
   Net loss                                                $     (798,532)     $    (271,216)
                                                           --------------      -------------
   Adjustments to reconcile net loss to net cash
      used by operating activities
      Depreciation and amortization                                43,075             27,673
      Changes in certain assets and liabilities
         Receivables, inventory
            and other current assets                             (126,691)            (7,672)
         Accounts payable and
            other current liabilities                              79,761            (13,017)
                                                           --------------      -------------
                                                                   (3,855)             6,984
                                                           --------------      -------------
      Net cash (used in) operating activities                    (802,387)          (264,232)
                                                           --------------      -------------

Cash flows from investing activities
   Purchases of equipment                                         (36,258)            (8,500)
   Payments to acquire patent                                      --                 (1,080)
   Purchases of certificates of deposit                        (1,582,672)           (86,600)
                                                           --------------      -------------
      Net cash (used in) investing activities                  (1,618,930)           (96,180)
                                                           --------------      -------------

Cash flows from financing activities
   Proceeds from sale of stock                                     50,034             84,700
   Payments for offering costs                                    (74,280)            (2,488)
   Principal payments on capital leases                            (5,763)           --
   Proceeds from Line of Credit                                   585,000             24,500
   Principal LOC payments                                            (731)            (2,644)
   Proceeds from debt issuance                                     42,687            123,000
   Principal debt payments                                         (2,907)            -
                                                           --------------      -------------
      Net cash provided by financing activities                   594,040            227,068
                                                           --------------      -------------

Net decrease in cash                                           (1,827,277)          (133,344)

Cash - beginning of period                                      1,941,367            151,341
                                                           --------------      -------------

Cash - end of period                                       $      114,090      $      17,997
                                                           ==============      =============

Supplemental disclosure of cash flow information:

   Cash paid for interest during three months ended March 31, 2000 and 1999 was $19,952 and $2,319.

Non-cash investing and financing transactions:

   Acquisition of equipment under capital leases for the three months ended March 31, 2000 and 1999 was $12,995 and $0.

   Acquisition of equipment financed with long-term debt totalled $17,313 and $0 for the three months ended March 31, 2000 and 1999, respectively.

                       See notes to financial statements.

                            ONLINE POWER SUPPLY, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The financial statements include the accounts of OnLine Power Supply, Inc. (formerly OnLine Entertainment, Inc.). Two wholly owned subsidiaries, Glitch Master Marketing, Inc. and OnLine Power Supply, Inc. (a separate domestic Colorado corporation) were liquidated into the parent corporation on December 31, 1999 and the remaining assets and liabilities are now included with the accounts of OnLine Power Supply Inc. (a Nevada domiciled corporation).

Earnings (Loss) Per Common Share
--------------------------------

SFAS 128 "Earnings per Share" requires a dual presentation of earning per share-basic and diluted. Basic earnings per common share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of all outstanding stock options. All periods presented have been restated to reflect the adoption of this standard. At December 31, 1999, March 31, 2000 and 1999, 1,966,568, 2,575,142
and 2,036,367 shares, respectively were excluded from the diluted earnings per share calculation, as these shares were anti-dilutive. Had these shares been included in the calculation, diluted weighted average common shares outstanding would have increased to 14,776,519(1999), 18,928,830 (1st Qtr 2000) and
14,105,570 (1st Qtr 1999), respectively.

Nature of Organization
----------------------

The company has been operating as OnLine Power Supply Inc. since January 1, 2000. The activities include the ongoing development of the company's patent pending new power supplies for sales to a few, but large, corporations. These original equipment manufacturers will incorporate our products into their own product lines. Management is estimating that volume sales will occur during the fourth quarter of the year 2000.

 NOTE 2 - INTERIM FINANCIAL STATEMENTS
 -------------------------------------

The financial statements included herein are presented in accordance with the requirements of SEC Form 10- QSB and therefore do not include all of the disclosures made in the Company's SEC form 10-KSB annual report filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 annual report filing on SEC Form 10-KSB. The quarterly financial statements have not been audited by the company's independent accountants, but in the opinion of management reflect all adjustments necessary for the fair presentation of the operations of the company for the periods reported. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire year.

NOTE 3 -  NOTES PAYABLE & LINE-OF-CREDIT
----------------------------------------

Bank Loan
---------

The company acquired a $60,000 bank loan during the first quarter of 2000 for equipment and working capital. The note carries an annual interest rate of 7.3% and matures in January of 2003.

Line-of-Credit
--------------

The company has a $750,000 revolving bank line-of-credit, of which, $165,000 was unused as of March 31, 2000. Advances on the line carry an interest rate of 8%. It is collateralized by the pledging of a $ 1,000,000 certificate of deposit.

NOTE 4 - OTHER LIABILITIES
--------------------------

As part of their executive employment agreements, two executive officers earned performance bonuses equivalent to 50% of their annual 1999 compensation. The bonuses totaling $ 72,000 were accrued at the end of 1999 and paid during the first quarter, 2000.

NOTE 5 - RESCISSION OFFER
-------------------------

The company gave certain common shareholders the right to rescind their purchases due to the possible violation of the registration exemption provisions of the Securities Act of 1933. A total potential rescission liability of $1,281,813 was included in the December 31, 1999 financial statements; however, none of the shareholders have requested a refund of their investments and the response period has terminated. The liability for the rescission at March 31, 2000 has been reduced to zero and the liability reclassified as common stock equity on the balance sheet.

NOTE 6 -  SHAREHOLDERS' EQUITY
------------------------------

Non-Qualified Stock Options
---------------------------

A senior executive, with an employment agreement, retired on March 1, 2000 and, by the terms of the agreement, will continue to receive stock option benefits for a period of 18 months from his separation date. These benefits include the performance option provisions that would result in the executive receiving vested common stock options during the years ended 2000 and 2001 if certain provisions for vesting are achieved.

On January 1, 2000, the board of directors granted 100,000 non-qualified executive common stock options to one officer in accordance with the terms of his employment agreement. The options are exercisable at $5.625 per share and will vest over five years; none of the options have been exercised as of March 31, 2000 and will expire on December 2, 2009.

On September 1, 1999, the board of directors granted 500,000 non-qualified executive common stock options to one officer in accordance with the terms of his employment agreement. The options are exercisable at $3.00 per share and vest over five years; none of the options have been exercised as of March 31, 2000 and will expire on September 1, 2009. The employment agreement was signed in February of 2000.

On September 1, 1999, the board of directors granted 1,023,000 non-qualified executive common stock options to one officer in accordance with the terms of his employment agreement. 523,000 options are immediately vested and the rest of 500,000 shares will vest over five years. The options are exercisable at $3.00 per share; none of the options have been exercised as of March 31, 2000 and will expire on September 1, 2009.

Qualified Stock Options
-----------------------

The board of directors adopted a new Qualified Incentive Stock Option Plan on December 1, 1999. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best qualified new employees by offering them stock options as a means of compensation. The company is authorized to grant a total of 3,500,000 common shares under this plan of which 209,124 and 11,362 were granted in 1999 and during the three months ended March 31, 2000. These options are fully vested on the date granted and are priced at or above the current over the counter share trading price. They have a term of 10 years. None of the options were exercised as of March 31, 2000.

The status of the Company's stock-option plan and executive employment options is summarized as follows:

                                                                   Weighted
                                                 Number             Average
                                               of Shares        Exercise Price
                                               ---------        --------------

Outstanding at December 31, 1999                 2,444,624                4.14
Granted in 2000                                    611,362                3.48
Canceled in 2000                                         0                   0
                                            --------------              ------
Outstanding at March 31, 2000                    3,055,986                4.01
                                            ==============              ======

The company continues to account for stock-based compensation using the intrinsic value method prescribed by APB 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above the fair market value. Had compensation expense for the Company's stock option plan and the executive employment options been determined based upon fair values at the respective grant dates in accordance with SFAS 123, the company' net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma effects indicated below. The pro forma effects of SFAS 123 are not indicative of future amount. Additional stock options awards are anticipated in future years.

Net losses
   As reported                              $     (798,532)       $   (271,216)
      Employee stock option plan                (1,879,962)             --
      Executive employment options                 (58,254)             --
                                            --------------        ------------

   Pro forma                                $   (2,736,748)       $   (271,216)
                                            ==============        ============

Loss per common share
   As reported                              $        (0.05)       $      (0.02)
   Pro forma                                $        (0.17)       $      (0.02)

The weighted average fair value of options granted during 2000 estimated on the date of grant using the Black- Scholes option-pricing model was $3.17. The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of 97.16 percent, risk-free interest rate of 6.65 percent, and an expected life of three to ten years.

NOTE 7 -  STOCK BASED COMPENSATION
----------------------------------

During the current quarter, the company issued 36,624 restricted common shares to a broker for stock sales commissions related to prior private offerings. The board of directors valued the issuance at the same price as the private offering price. A total of $73,244 was recorded as offering expense in the financial statements.

NOTE 8 - RELATED PARTIES
------------------------

During 1999, the company paid stock offering commissions of $299,919 to a broker. The broker is an affiliated party by virtue of his relationship to a member of the Company's board of directors. The broker received 10% commission on equity funds raised pursuant to a selling agreement signed by the company. As of March 31, 2000, the company owes unpaid commissions of $78,815 to the broker.

Retirement Liability
--------------------

A senior executive, with an employment agreement, retired on March 1, 2000, and by the terms of the agreement, will continue to receive salary and all other benefits for a period of 18 months from his separation date. A liability of $229,500 has been accrued for his future payments as of March 31, 2000. The separation expense of $243,962 is included in the first quarter of 2000 and will be a non-recurring expense.

NOTE 9 -  INCOME TAXES
----------------------

A reconciliation of the US statutory federal income tax rate to the effective rate follows:

                                                                           March 31,
                                                              --------------------------------
                                                                  2000                  1999
                                                              -----------           -----------
                                                              (unaudited)           (unaudited)
                                                              -----------           -----------

U.S. statutory federal rate                                      34.00%                34.00%
State income tax rate, net of federal benefit                     3.30                  3.30
Provision for bad debts                                           (0)                   (0)
 Net operating loss for which no tax benefit
is currently available                                           (37.3)                (37.3)
                                                                 ------

                                                                  -  %                  -  %
                                                                 ======                ======

Deferred taxes consisted of the following:

                                                                           March 31
                                                           -------------------------------------
                                                                  2000                  1999
                                                           ---------------      ----------------
                                                              (unaudited)           (unaudited)
                                                           ---------------      ----------------


Deferred tax asset, net operating loss                     $     1,748,290      $       980,047
carryforward

Valuation allowance                                             (1,748,290)            (980,047)
                                                           ----------------     ---------------
Net deferred taxes                                         $        --          $         --
                                                           ================     ===============


The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The change in the valuation allowance for the quarters ended March 31, 2000 and 1999 totaled $295,457 and $100,350 respectively. The net operating loss carry-forwards expire through the year 2019.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or decreased; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Manufacturing Agreement
-----------------------

The company has entered into an agreement with Saturn Electronics and Engineering Inc. for the manufacture of the initial power supplies developed by the company. Saturn may, if asked by the company, internally finance certain startup costs normally associated with the initial production process and be reimbursed out of the proceeds of payment for the orders when received by the company.

NOTE 11 -  PRIVATE OFFERINGS
----------------------------

Common Stock
------------

In the last two quarters of fiscal 1999, the company circulated two separate private offering memorandums of private stock. In the first quarter of 2000, the company circulated a separate (SEC registered) rescission offering prospectus relating to three earlier private offerings of common and preferred shares in 1998 and 1999. The rescission offer related to common stock, as all the privately sold preferred stock had been converted to common stock in December 1999. The private offering in the last two quarters of 1999 were not registered pursuant to the Securities Act of 1933, as amended (the "Act"), nor registered under the securities act of any state. The securities dealers for all the private offerings had been paid a commission up to ten percent of the subscriptions accepted by the company. Offering commissions were paid through a combination of cash and the issuance of restricted common stock.

In the first quarter of 2000, we recorded $50,032 for stock which had been subscribed for in the last two quarters of 1999 but not accepted until the first quarter of 2000.

Following is a summary of the offerings undertaken in 1999:

                             Offering #1                  Offering #2
                             -----------                  -----------

Date:                      Third Qtr. 1999              Fourth Qtr. 1999
Offering:                    $2.00/share                  $2.00/share
Minimum:                      $        500,000             $      --
Maximum:                      $      5,000,000             $       2,500,000

Sold in 1999
         Shares                      2,473,533                     748,571
         Proceeds             $      4,947,066             $       1,497,142

Sold in 2000
         Shares                         25,018
         Proceeds             $         50,033

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the reviewed quarterly financial statements filed with this report.

     NATURE OF THE BUSINESS. We were originally founded in 1991 under the name Roth Financial Fitness, Inc. to market the financial fitness and wealth-building concepts of J.W. Roth. We developed a mail order program of videos, workbooks, telephone consultant sessions with financial experts and monthly newsletters. These items were marketed and sold through infomercials and television advertising featuring celebrities. This business was not successful and the plan of operations was abandoned in late 1995.

     In late 1995, we changed our name to OnLine Entertainment, Inc. and developed a business plan to sell entertainment products which we packaged through the Internet. Our products were to include nature films, rock and roll record compilations, and other items. In late 1995 and early 1996 we also performed a limited amount of media advertising placement work for other companies (arranging radio and television advertising time for our clients). This business plan also was unsuccessful.

     In 1996, we acquired 100% of the stock of Glitch Master Marketing, Inc. Our acquisition of the common stock of that entity in exchange for shares of our common stock was treated for accounting purposes as a recapitalization of that entity, with that entity as the acquiror. The entertainment business line was discontinued after the merger.

     In 1997 we acquired Renaissance Systems, Inc. and formed OnLine Power Supply, Inc. as a 100% subsidiary to develop new products in the power supply business (Renaissance was not continued as a separate subsidiary). In December 1999 the two subsidiaries OnLine Power Supply, Inc. and Glitch Master Marketing, Inc. transferred their assets and liabilities to us and the subsidiaries were dissolved. This action was taken to simplify our accounting systems and will have no effect on our operations or financial statements. Our historical financial statements included in this prospectus are consolidated (which means they reflect the assets, liabilities, revenues and expenses of the two subsidiaries). Starting with the fiscal year ended December 31, 2000 our financial statements will be for one entity and will not be consolidated.

     RESULTS OF OPERATIONS. The operating nature of the company has changed considerably from the first quarter 1999 compared to the current quarter ended March 31, 2000. The operating focus during 1999 was on developing the GlitchMaster product lines, but that line of business and effort was terminated at December 31, 1999. The company is now re-focused on developing their newly discovered (patent pending) power supply technology. The prototypes of the new power supplies were introduced to the design engineers of numerous large manufacturers in late 1998. From introduction until now, the company filed its patent application in late 1999, received an initial UL approval and continues to improve the performance characteristics of the initial product based on the suggestions and criteria of potential customers and the power industry. The upgraded and improved version of the power factor correction module just recently received UL approval for operation at 85 degrees C baseplate as required for one of our potential large customers. Final commercialized products are anticipated in the next quarter followed by orders for product that could lead to shipments in the fourth quarter, 2000. Until then the company has operating losses ( and expects further losses for several months) due to the costs of establishing the organizational structure and completing the in-house research and development laboratory facility.

     Revenues for the quarter consisted of the balance of the deliveries of GlitchMaster custom power supply circuitry previously ordered by a few customers. There have been no sales of the power factor modules or other power supplies as a result of the new technology because it is still under development. Interest income of $ 95,775 from $ 4,650,000 of Certificates of Deposits is the only significant non-operating revenue for the company this quarter. The funds invested are the results of several private placement offerings for stock that were completed during 1999.

     General and administrative expenses for the two quarters 2000 and 1999 included officers' salaries: $96,705 and $ 39,426; administrative salaries $44,139 and $ 29,683; sales salaries $25,047 and $15,528; research and development salaries $ 157,865 and $ 58,244. A non-recurring expense was recorded during the March 31, 2000 quarter , totaling $ 243,337, and was the result of recording the retirement benefits that will be paid over the next 17 months to a retiring executive pursuant to his written employment agreement.

     Research and development costs, including all direct and indirect costs of salaries, materials, subcontracts and overhead, totaled $ 261,620 during the current quarter and was necessary to continue the development of the products. The comparable costs for the March 31, 1999 quarter were less than $ 81,622 and consisted mostly of salaries for technicians.

     Losses from business development were $798,532 in 2000 compared to losses as a result of product development of $ 271,216 in 1999. Among the principal items causing the increased losses from 1999 to 2000 were increased expenses for laboratory personnel and equipment, management and administrative salaries, the cost of the retirement of a senior executive and related office expenses. In 2000 we have been fully developing the corporate infrastructure needed to become a large volume maker of power supply systems.

     We issued stock in exchange for services. In 2000, we recorded an expense (offering costs that offset equity capital on the balance sheet) of $ 73,244 for stock sales commissions in exchange for restricted common shares valued for the transaction at the underlying placement selling price of $ 2.00 per share. We may be issuing more stock for commissions to the brokerage firms that placed the offerings for us.

     The legal and accounting expenses of $ 31,724 in 1999 were related primarily to litigation costs resulting from claims of a prior line of business, which should decrease significantly after 2000. However, legal and accounting expenses of $ 67,321 in 2000, primarily associated with becoming registered with the Commission under the Securities Exchange Act of 1934, will offset expected savings of legal costs in the litigation area to some extent.

     Continuing losses are expected until the commercialization of OPS products is completed which is expected to occur in the first three quarters of 2000. We can't predict with certainty the final date for product development to be completed or the start of production against specific orders from customers. Operating losses will continue to occur until the revenue stream is established. In this context, commercialization will mean sales orders are signed and sufficiently performed to be profitable. At the present time there are no signed orders in hand.

     Administrative and development costs and other expenses will increase in 2000 as additional staff is hired and we expand our facilities. Research and development costs will probably continue to increase as a result of the acceleration of the program for releasing new products.

     LIQUIDITY AND CAPITAL RESOURCES. Additional working capital was obtained by private equity offerings in 1999 resulting in cash and certificates of deposit totaling $4,796,672 and $5,041,367 at March 31, 2000 and December 31, 1999
respectively. Proceeds from these equity financings will allow us to meet our obligations in a timely manner in 2000, as our working capital at March 31, 2000 was $ 3,896,249.

     We do not foresee the need for additional financing in 2000 at this time unless start up orders require added up-front funding to secure raw materials, fund work in process and provide capital for operating cycles in excess of our present cash needs projections. By contracting with Saturn Electronics and Engineering, Inc. to manufacture our products for us on a "turn-key" basis, there should not be a greater than anticipated need for additional financing.

PLAN OF OPERATIONS

     In 2000 we intend to speed up the commercialization process for OPS technology. The development of marketable product lines for OPS will have a direct and significant impact on revenues and earnings in the future. Most of our resources will be devoted to support OPS' research and development and marketing efforts, tailoring OPS products to the specific configurations of customers' needs, and to obtaining contracts and setting up production lines (working out the protocols for parts inventory and other matters with third-party manufacturers). These activities will require substantial amounts of additional capital.

     The new OPS PFC Front End Module products and the new 500 Watt 48 Vdc power supply product are expected to enter the market in the second quarter of 2000. Additional testing and refinement of the products will be completed in 2000. Revenues and earnings (profits) from sales of these products will not be predictable until well into the initial production period.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Since 1996 we have been defending a lawsuit filed by Fox Sports, Inc. (which is pending in California Superior Court (file number BC20946)). Fox sought approximately $150,000 in damages for alleged breach of a contract by us to distribute films. The dispute arose out of the arrangements between OnLine
Entertainment Inc. and Fox to distribute video film products when we were involved in the entertainment business in 1996. In January, 2000, the parties negotiated a settlement of this matter whereby OnLine paid $28,000 as full and final satisfaction of the claims made in the lawsuit; the attorneys are now executing the necessary agreements to withdraw the court filings and provide us with a satisfactory release of liability.

     As previously reported in our last 10-KSB Report, litigation continues with respect to certain Bankruptcy Court proceedings. There has been no change in this matter since our last 10-KSB Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit No.       Description                               Page No.
         -----------       -----------                               --------

         27.0              Financial Data Schedule                       17

(b)      Reports on Form 8-K.

     We filed three reports on Form 8-K during the quarter ended March 31, 2000 reporting events of February 28, 2000, February 29, 2000 and March 17, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ONLINE POWER SUPPLY, INC.
                                                (Registrant)


Date:    May 15, 2000                  By:           /s/    Kris M. Budinger
                                                --------------------------------
                                                Kris M. Budinger, President