Form 10KSB/A
period 1999-12-31
ONLINE POWER SUPPLY INC
filed 2000-05-17
CIK 1101152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

Commission file number     0-29669
                       --------------

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Nevada                                    84-1176494
------------------------------------     ---------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

   6909 South Holly Circle, #200, Englewood, CO                  80112
------------------------------------------------------      --------------------
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

         Transitional Small Business Disclosure Format:  YES  ___    NO  ___

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Except for the historical information, all of the information which is contained in this Form 10-KSB/A are "forward looking" statements within the meaning of section 27A of the 1933 Act and section 21E of the Securities Exchange Act of 1934. Specifically, all statements in this Report (other than statements of historical fact) regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward- looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. These statements involve known and unknown risks, including the risks resulting from economic and market conditions, accurately forecasting operating and capital expenditures and capital needs, successful anticipation of competition which may not yet be fully developed, the uncertainties of litigation, and other business conditions. The use in this Report of the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend" and similar words or phrases, are intended by us to identify forward-looking statements (also known as "cautionary statements"). These statements reflect our current views with respect to future events. They are subject to the realization in fact of assumptions, but what we now think will happen may be turn out to be inaccurate or incomplete. Our actual operating results and financial performance may prove to be very different from what we now predict or anticipate.

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

         In 1997 we acquired Renaissance Systems, Inc. and formed OnLine Power Supply, Inc. as a 100% subsidiary to develop new products in the power supply business (Renaissance was not continued as a separate subsidiary). In December 1999 the two subsidiaries OnLine Power Supply, Inc. and Glitch Master Marketing, Inc. transferred their assets and liabilities to us and the subsidiaries were dissolved. As used in this Form 10-KSB/A, unless otherwise specified, references to OPS mean either the former subsidiary OnLine Power Supply, Inc. or the line of products it has developed, and references to GMM mean either the former subsidiary Glitch Master Marketing, Inc. or the products it has developed. In 2000, GMM products will be discontinued.

         We changed our name to OnLine Power Supply, Inc. and at that time changed our stock symbol to "OPWR" from "ONLN."

(a)(1) Form and Year of Organization. A Nevada corporation (originally a Colorado corporation formed in 1991, then changed to Nevada corporate domicile in 1996).

(a)(2)   Any Bankruptcy, Receivership or Similar Proceeding.  None

(a)(3) Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant of Assets not in the Ordinary Course of Business. None in 1998 or 1999.

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

         The closing price on Friday, March 24, 2000 was $13.50. There is no guarantee that the stock will continue to trade at this price. There is no relationship between this recent price and our current financial condition or results of operations through the date of this Form 10-KSB/A.

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

         In 1997 we acquired Renaissance Systems, Inc. and formed OnLine Power Supply, Inc. as a 100% subsidiary to develop new products in the power supply business (Renaissance was not continued as a separate subsidiary). In December 1999 the two subsidiaries OnLine Power Supply, Inc. and Glitch Master Marketing, Inc. transferred their assets and liabilities to us and the subsid- iaries were dissolved. This action was taken to simplify our accounting systems and will have no effect on our operations or financial statements. Our historical financial statements included in this

Form 10-KSB/A are consolidated (which means they reflect the assets, liabilities, revenues and expenses of the two subsidiaries). Starting with the fiscal year ended December 31, 2000 our financial statements will be for one entity and will not be consolidated.

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

o Salaries, commissions and payroll taxes increased by $254,577 during 1999 as a result of increased staffing. This item is expected to increase by an additional $100,000 in 2000 because of increased research and staffing.

o Research and development expenditures were $454,435 for our OPS product line in 1999, compared to $319,559 in 1998. For 2000 we may spend up to $750,000 for research and development of new follow along versions of our basic power supply technology.

o We issued stock for services. In 1999 we recorded an expense of $62,837 for this item, compared to $59,799 for 1998. If we continue to need to raise money by selling stock in private placements in future years, we may be issuing more stock for services (i.e. the brokerage firms that place the offering for us). We can't predict whether or how much this may occur.

o To develop customer contacts, sign up distributors and contract with sales representatives, our personnel have traveled extensively, attended trade shows and purchased a trade show booth, and conducted informational seminars. Total expenses for these items were $242,000 in 1999 and $278,702 in 1998. We may spend more than $500,000 for expanded efforts in this area in 2000.

o Legal and accounting expenses were $144,271 in 1999 and $83,282 in 1998. The increases in 1999 were related primarily to litigation expense as a result of a prior line of business, which should decrease significantly after in 2000. However, legal and accounting expenses associated with becoming registered with the Commission under the Securities Exchange Act of 1934 may offset expected savings in the litigation area to some extent.

o In 1998 we contracted with an outside source for investor relations services at a cost of $144,265 without acceptable results. We terminated the relationship in 1999 in favor of performing this service in-house and realized considerable savings. These costs were $31,973 in 1999 compared to $144,265 in 1998.

o In 1998 we wrote off a bad debt for $74,000 owed by a Glitch Master customer.

o As a result of winding down the business of manufacturing and selling the original line of Glitch Master products, a write off of $41,616 was recorded in 1999 for an obsolete inventory of parts.

o Our retained deficit at December 31, 1998 was $9,573,142. The retained deficit at December 31, 1999 was $16,110,904, which reflects our incurring a net loss for that year of $1,588,355, a charge to retained earnings of $47,969 for series A and B preferred stock dividends, and a charge of $4,901,438 as a result of a conversion feature when we converted the series A and B preferred stock into common stock. The amount of this charge was established using the difference between the $5.03 trading price on the December 1999 conversion date and the effective $1.00 cost basis to the investors.

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

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

Item 22.  Financial Statements

                                TABLE OF CONTENTS

                                                                           Page

Independent Auditors' Report.................................................31

Independent Auditors' Report.................................................32

Consolidated Financial Statements

         Consolidated Balance Sheets.........................................33

         Consolidated Statements of Operations...............................35

         Consolidated Statement of Shareholders' Equity (Deficit)............36

         Consolidated Statements of Cash Flows...............................38

Notes to Consolidated Financial Statements...................................40

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
                                                                          ==============    ============





                 See notes to consolidated financial statements.

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
                                                           ============     ============


                 See notes to consolidated financial statements.

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

                                       36a

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

                                       36b

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



                                       37a

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



                                       37b

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
                                                                                      ==============      =============


                 See notes to consolidated financial statements.

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

                 See notes to consolidated financial statements.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The consolidated financial statements include the accounts of OnLine Power Supply, Inc., formerly known as OnLine Entertainment, Inc., and its wholly owned subsidiaries, Glitch Master Marketing, Inc. and OnLine Power Supply, Inc. (collectively, the "Company"). All significant intercompany transactions and accounts were eliminated in the consolidated financial statements.

Use of Estimates
----------------

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

Cash Equivalents
----------------

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory
---------

Inventory consists of computer equipment and accessories purchased for resale during the ordinary course of business. The inventory is stated at the lower of cost or market. The cost is determined by the average cost method.

Property, Equipment and Depreciation
------------------------------------

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income.

Amortization
------------

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

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Research and Development
------------------------

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

Income Taxes
------------

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

Revenue Recognition
-------------------

Revenue is recognized as product is shipped or services rendered. The Company provides a two- year warranty on its Glitch Master product. A liability is provided for warranty expense based upon historical experience.

Reclassifications
-----------------

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements.

Impairment of Long-lived Assets
-------------------------------

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

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, receivables, payables and other current liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based Compensation
------------------------

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

Earnings (Loss) Per Common Share
--------------------------------

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

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Concentrations and Credit Risk
------------------------------

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

Nature of Organization
----------------------

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

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

During 1999, the Company acquired equipment totaling $77,962 and executed capital lease agreements for this equipment. Future minimum lease payments under these capital leases are as follows:

         2000                                        $     28,369
         2001                                              28,525
         2002                                              20,195
                                                     ------------
                                                           77,089

         Less amount representing interest                  (8489)
                                                     ------------

         Net capital lease obligation                $     68,600
                                                     ============

During 1998, the Company acquired a trade show booth under vendor financing. The cost of the booth was $84,963 of which the Company paid $52,919. The balance owed on the booth totaling $32,044 was included as other current liabilities at December 31, 1998 on the consolidated balance sheets.

Property and equipment, including equipment under capital leases, consisted of the following:

                                                                December 31,
                                                      ------------------------------
                                                           1999            1998
                                                      -------------    -------------

         Furniture and fixtures                       $     13,500     $     12,119
         Trade show exhibit equipment                       96,343           96,343
         Engineering and other equipment                   181,740           52,838
         Computers                                          79,162           30,343
         Software                                           24,465            4,840
                                                      ------------     ------------
                                                           395,210          196,483
         Less accumulated depreciation                     (69,906)         (34,764)
                                                      ------------     ------------

                                                      $    325,304     $    161,719
                                                      ============     ============

Depreciation  expense for the years  ended  December  31, 1999 and 1998  totaled
$38,671  and  $15,352,  respectively.  In 1999 and  1998,  $15,567  and  $6,346, respectively, of depreciation was included in research and development expense.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SHORT-TERM DEBT
------------------------

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

Line-of-Credit
--------------

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

NOTE 4 - OTHER LIABILITIES
--------------------------

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

NOTE 5 - RESCISSION OFFER
-------------------------

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

NOTE 6 - SHAREHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

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

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Preferred Stock (continued)
---------------------------

Roth Financial Fitness, Inc. issued preferred shares in 1992 with the right to convert to common shares. At December 31, 1999, all except 10,467 shares of the preferred shares have been converted by the shareholders.

Common Stock
------------

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

Stock Options
-------------

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

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Stock Options (continued)
-------------------------

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

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Stock Options (continued)
-------------------------


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
                                               ===========     ==========     ==========       =============     ========

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Stock Options (continued)
-------------------------

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

NOTE 7 - STOCK BASED COMPENSATION
---------------------------------

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

NOTE 8 - RELATED PARTIES
------------------------

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

NOTE 8 - RELATED PARTIES (CONTINUED)
------------------------------------

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

NOTE 9 - INCOME TAXES
---------------------

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

NOTE 9 - INCOME TAXES (CONTINUED)
---------------------------------


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

Office Lease
------------

The Company leases office space under a non-cancelable operating lease that expires on January 31, 2001. Total office rent expense for the years ended December 31, 1999 and 1998 totaled $61,033 and $36,942, respectively. Future minimum rental payments under the office lease are as follows:

         December 31,

              2000                               $    83,404
              2001                                     7,030
                                                 -----------

                                                 $    90,434
                                                 ===========

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Officer Employment Agreement
----------------------------

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

Manufacturing Agreement
-----------------------

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

NOTE 11 - LITIGATION AND SETTLEMENTS
------------------------------------

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

NOTE 11 - LITIGATION AND SETTLEMENTS (CONTINUED)
------------------------------------------------

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

NOTE 12 - PRIVATE OFFERINGS
---------------------------

Common Stock
------------

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

NOTE 12 - PRIVATE OFFERINGS (CONTINUED)
---------------------------------------

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

Preferred Stock
---------------

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

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - PRIVATE OFFERINGS (CONTINUED)
---------------------------------------

Preferred Stock
---------------

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


NOTE 13 - GOING CONCERN
-----------------------

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) since inception on February 24, 2000 and written representations referred to in Item 405(b)(2)(I) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from February 24, 2000 (the date the Company became a reporting company) through the filing of this Form 10-KSB/A to file on a timely basis, the reports required by Section 16(a) of the Exchange Act.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

                                                                                 Sequential
Exhibit No.   Title of Exhibit                                                    Page No.
-----------   ----------------                                                    --------

 3.1          Articles of Incorporation                                              (1)
 3.2          By-Laws                                                                (1)
 3.3          Certificate of Amendment to Articles of Incorporation                  (1)
 4.1          Preferred Stock Designation - Series A                                 (1)
 4.2          Preferred Stock Designation - Series B                                 (1)
10.1          Agreement with Saturn                                                  (2)
10.2          Employment Agreement with Amendments - Larry G. Arnold                 (3)
10.3          Employment Agreement with Amendments - Kris M. Budinger                (3)
10.4          Employment Agreement - Richard L. Millspaugh                           (3)
10.5          Employment Agreement - Garth Woodland                                  (3)
10.6          Consulting Agreement - Doyle & Associates, Inc.                        (3)
10.7          Employment Agreement - Chris Riggio                                    (4)
16.1          Letter from Cordovano & Harvey re change of accounting firms           (3)
27.1          Financial Data Schedule per Item 601(c) of Reg. S-B                    70


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

(4) Incorporated by reference from the like-numbered exhibit filed with the registrant's Form 10-KSB, for the year ended December 31, 1999 (filed March 30, 2000).

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

                                           ONLINE POWER SUPPLY, INC.
                                           (Registrant)


Date: May 16, 2000                     By:        /s/   Kris M.  Budinger
                                              ----------------------------------
                                              Kris M. Budinger, CEO


                                       By:       /s/   Richard L.  Millspaugh
                                              ----------------------------------
Date: May 16, 2000                            Richard L. Millspaugh, CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2000                     By:       /s/  Thomas Glaza
                                              ----------------------------------
                                              Thomas Glaza, Director

Date: May 16, 2000                     By:       /s/   Ronald W.  Mathewson
                                              ----------------------------------
                                              Ronald W. Mathewson, Director