Form 10QSB
period 2000-06-30
ONLINE POWER SUPPLY INC
filed 2000-08-14
CIK 1101152

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2000 or
[] Transition report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   000-29669

                            ONLINE POWER SUPPLY, INC.
--------------------------------------------------------------------------------
(Exact Name of Company as Specified in its Charter)

                  Nevada                                          84-1176494
-----------------------------------------------        -------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      Incorporation or organization)                       Identification No.)

  6909 S Holly Circle, #200 Englewood, CO                            80112
-----------------------------------------------        -------------------------
 (Address of principal executive offices)                         (Zip Code)

Company's telephone Number:  (303) 741-5641
                             --------------

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO -------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at June 30, 2000
---------------------------------------      -----------------------------------
      Common stock, $.001 par value                     21,198,836 Shares

                            ONLINE POWER SUPPLY, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Balance Sheet - June 30, 2000 & December 31,1999.........3-4

          Condensed Statements of Operations -- Three and Six Months

          Ended June 30, 2000 and June 30, 1999................................5

          Consolidated Statement of Shareholders' Deficit....................6-7

          Condensed Statements of Cash Flows -- Six Months

          Ended June 30, 2000 and June 30, 1999................................8

          Notes to Condensed Financial Statements...........................9-13

ITEM 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations....................14-16

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds...........................16

ITEM 4.   Submission of Matter to a Vote of Shareholders......................16

ITEM 6.   Exhibits and Reports on Form 8-K....................................16

          Signatures..........................................................17

                            ONLINE POWER SUPPLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,     December 31,
                                                                   2000           1999
                                                                ---------------------------
                                                                (unaudited)

Assets

Current assets
     Cash                                                       $ 1,403,110    $ 1,941,367
     Certificates of deposit                                      3,150,000      3,100,000
     Short term investments                                       5,907,719
     Accounts receivable, net of allowance for uncollectible
     accounts totaling $187(2000) and $364(1999)                      4,985          6,048
     Accrued interest receivable                                    138,165           --
     Receivable from officers                                        90,050           --
     Inventory, at cost                                             137,056         66,713
     Prepaid expenses                                                89,633          2,780
                                                                -----------    -----------
         Total current assets                                    10,920,718      5,116,908

Property and other assets
     Property and equipment, less
         accumulated depreciation of $85,315
         (2000) and $66,135 (1999)                                  384,643        251,114
     Equipment under capital leases, less
         accumulated depreciation of $15,920
         (2000) and $3,771 (1999)                                    86,043         74,190
     Goodwill, less accumulated
         amortization of $130,897 (2000) and
         $104,718 (1999)                                            130,897        157,076
     Acquired technology costs, less
         accumulated amortization of $63,700
         (2000) and $50,960 (1999)                                   63,700         76,440
     Patents, less accumulated amortization
         of $ 3,145 (2000) and $492 (1999)                           28,369         25,039
     Other assets                                                       450          1,512
                                                                -----------    -----------

         Total property and other assets                            694,102        585,371
                                                                -----------    -----------

                  Total assets                                  $11,614,820    $ 5,702,279
                                                                ===========    ===========


                See notes to consolidated financial statements.

                            ONLINE POWER SUPPLY, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                   June 30,       December 31,
                                                                    2000             1999
                                                                -------------    -------------
                                                                 (unaudited)

Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                           $    246,522     $    245,772
     Accounts payable, related parties                                  --            101,081
     Line-of-credit                                                     --                731
     Notes payable, current maturity                                  19,115             --
     Capital lease obligations, current maturity                      21,751           20,017
     Accrued interest payable                                         19,063           26,012
     Bonuses payable, related parties                                   --             72,000
     Retirement liability, related parties, current maturity         162,000             --
     Other                                                             7,947          100,772
                                                                ------------     ------------
         Total current liabilities                                   476,398          566,385
                                                                ------------     ------------

Long-term liabilities
     Capital lease obligations, less current maturities               57,316           48,583
     Note payable, less current maturity                              33,331             --
     Officer's retirement liability, less current maturity            27,000             --
                                                                ------------     ------------
         Total long term liabilities                                 117,647           48,583
                                                                ------------     ------------
                  Total liabilities                                  594,045          614,968
                                                                ------------     ------------

Liability for common stock subject to rescission,
     0 (2000) and 1,243,151 shares (1999)                               --          1,281,815

Shareholders' equity
     Preferred stock, $.0001 par value; 1,000,000 shares
         authorized  10,467 (1999) and 2,800 (2000)
         shares issued and outstanding                                  --                  1
     Common stock; $.0001 par value; 50,000,000 shares
         authorized; 21,198,836 (2000) and 16,954,119(1999)
         shares issued and outstanding                                 2,120            1,571
     Additional paid-in capital                                   28,774,698       19,914,828
     Retained deficits                                           (17,756,043)     (16,110,904)
                                                                ------------     ------------
         Total shareholders' equity                               11,020,775        3,805,496
                                                                ------------     ------------
Total liabilities and shareholders' equity                      $ 11,614,820     $  5,702,279
                                                                ============     ============


                See notes to consolidated financial statements.

                            ONLINE POWER SUPPLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Quarter   For the Six    For the Quarter   For the Six
                                                Ended        Months Ended        Ended       Months Ended
                                            June 30, 2000   June 30, 2000    June 30, 1999   June 30, 1999
                                           ---------------  -------------   ---------------  -------------

Net sales                                  $     15,677     $     28,111     $    117,153     $    188,589
Cost of sales                                     6,076           13,528           99,444          149,248
                                           ------------     ------------     ------------     ------------
Gross profit                                      9,600           14,582           17,709           39,341
                                           ------------     ------------     ------------     ------------

Operating cost and expenses

Research and development                        315,059          576,679           66,568          148,190

Selling, general and administrative
     expenses                                   660,097        1,284,972          209,403          410,833

                                           ------------     ------------     ------------     ------------
Total costs and expenses                        975,156        1,861,651          275,971          559,023
                                           ------------     ------------     ------------     ------------

         Loss from operations                  (965,556)      (1,847,069)        (258,062)        (519,682)

Interest income                                 129,772          225,547            1,110            1,110
Interest (expense)                              (10,614)          23,617)         (20,004)         (29,800)

Net (loss) available to common
      shareholders                         $   (846,399)    $ (1,645,139)    $   (277,756)    $   (548,372)
                                           ============     ============     ============     ============

Net loss per common share                  $       (.05)    $       (.09)    $       (.02)    $       (.05)
                                           ============     ============     ============     ============

    Weighted average shares outstanding      17,782,490       16,955,337       12,090,890       12,158,540


                See notes to consolidated financial statements.


                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                       JANUARY 1, 1999 THROUGH JUNE 30, 2000 (UNAUDITED)

                                                                                            Series A Cumulative  Series B Cumulative
                                                                        Preferred Stock       Preferred Stock       Preferred Stock
                                                                        ---------------       ---------------     ------------------
                                                                                                     Stated               Stated
                                                                        Shares  Par Value   Shares    Value      Shares    Value
                                                                        ------  ---------   ------- ----------   ------  ----------

Balance, January 1, 1999                                               12,467  $       1   125,000  $ 250,000       --    $    --

Cumulative preferred stock issued in private placement                   --         --      25,600     51,200    272,750    545,501
    (Note 12)

Common stock issued for services (Note 7)                                --         --        --         --         --         --

Common stock issued for sales commissions (Note 7)                       --         --        --         --         --         --

Conversion of non-cumulative preferred stock to common stock           (2,000)      --    (125,000)  (250,000)      --         --
   (Note 6)

Common stock issued for retirement of debt (Note 6)                      --         --        --         --         --         --

Common stock issued in private placement (Note 12)                       --         --        --         --         --         --

Stock offering costs                                                     --         --        --         --         --         --

Stock subject to rescission (Note 5)                                     --         --        --         --         --         --

Declaration of 6% preferred stock dividend on cumulative
preferred stock (Note 6)                                                 --         --       7,860     15,720     26,574     53,148

Conversion of cumulative preferred stock to common stock                 --         --     (33,460)   (66,920)  (299,324)  (598,649)
    (Note 6)

Net (loss) for the year ended December 31, 1999                          --         --        --         --         --         --
                                                                      -------  --------- ---------  ---------  ---------  ---------

Balance, January 1, 2000                                               10,467  $       1      --    $    --         --    $    --
                                                                      =======  ========= =========  =========  =========  =========


                See notes to consolidated financial statements.

                                        6a


                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                       JANUARY 1, 1999 THROUGH JUNE 30, 2000 (UNAUDITED)


                                                                      Common Stock         Additional                     Total
                                                                     --------------         Paid in        Retained    Shareholders'
                                                                 Shares      Par Value      Capital        Deficit        Equity
                                                                 ------      ---------    -----------      -------       -------
Balance, January 1, 1999                                       11,846,826  $      1,185  $  8,879,706  $  (9,573,142)  $   (442,250)

Cumulative preferred stock issued in private placement               --            --            --            --           596,701
    (Note 12)

Common stock issued for services (Note 7)                          25,000             2        62,835          --            62,837

Common stock issued for sales commissions (Note 7)                336,350            34       252,229          --           252,263

Conversion of non-cumulative preferred stock to common stock      254,000            25       249,975          --              --
    (Note 6)

Common stock issued for retirement of debt (Note 6)                53,571             5       149,995          --           150,000

Common stock issued in private placement (Note 12)              3,222,104           322     6,443,891          --         6,444,213

Stock offering costs                                                 --            --        (959,699)         --          (959,699)

Stock subject to rescission (Note 5)                           (1,243,151)         (124)   (1,281,691)         --        (1,281,815)

Declaration of 6% preferred stock dividend on cumulative
preferred stock (Note 6)                                             --            --            --            --            68,868

Conversion of cumulative preferred stock to common stock        1,216,268           122     6,117,587          --         5,452,140
    (Note 6)

Net (loss) for the year ended December 31, 1999                      --            --            --      (6,537,762)     (6,537,762)
                                                             ------------  ------------  ------------  ------------    ------------
Balance, January 1, 2000                                       15,710,968  $      1,571  $ 19,914,828  $(16,110,904)   $  3,805,496
                                                             ============  ============  ============  ============    ============


                See notes to consolidated financial statements.

                                        6b


                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                       JANUARY 1, 1999 THROUGH JUNE 30, 2000 (UNAUDITED)
                                                          (CONTINUED)


                                                                                    Series A Cumulative     Series B Cumulative
                                                                                     Preferred Stock         Preferred Stock
                                                              Preferred Stock        ---------------        ------------------
                                                              ---------------                  Stated                 Stated
                                                            Shares    Par Value     Shares     Value       Shares     Value
                                                            ------    ---------     -------  ----------    ------    ----------

Balance, January 1, 2000                                    10,467   $       1        --     $     --         --    $        --

Conversion of non-cumulative preferred stock to             (7,667)         (1)       --           --         --             --
    common stock
Stock offering costs(36,624 shares issued                     --          --          --           --         --             --
    at $2 per share included)

Common stock issued in private placements                     --          --          --           --         --             --


Reverse rescission liability                                  --          --          --           --         --             --

Stock exchanged for public relations fees                    8,124           1      22,099

Employee exercise of stock options                          32,579           3          (3)

Stock issued in cashless exercise of stock options            --          --          --           --         --             --

Options granted                                               --          --          --           --         --             --

Net loss for the Six Months Ended June 30, 2000               --          --          --           --         --             --
                                                           -------   ---------   ---------   ----------  ---------  -------------
Balance, June 30, 2000                                       2,800   $       0        --     $     --         --    $        --
                                                           =======   =========   =========   ==========  =========  =============


                See notes to consolidated financial statements.
                                        7a


                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                       JANUARY 1, 1999 THROUGH JUNE 30, 2000 (UNAUDITED)


                                                                    Common Stock          Additional                     Total
                                                                   --------------          Paid in       Retained     Shareholders'
                                                               Shares      Par Value       Capital       Deficit         Equity
                                                               ------      ---------     -----------     -------        -------

Balance, January 1, 2000                                      15,710,968  $      1,571  $ 19,914,828   $(16,110,904)  $  3,805,496

Conversion of non-cumulative preferred stock                      15,334             1          --             --             --
    common stock

Stock offering costs(36,624 shares issued                         36,624             4      (960,079)          --         (960,079)
    at $2 per share included)

Common stock issued in private placements                      4,120,790           412     8,323,125           --        8,323,537


Reverse rescission liability                                   1,243,151           124     1,281,691           --        1,281,815

Stock exchanged for public relations fees                                                                      --           22,100

Employee exercise of stock options                                                                                            --

Stock issued in cashless exercise of stock options                31,266             4       129,254           --          129,258

Options granted                                                     --            --          63,783           --           63,783

Net loss for the Six Months Ended June 30, 2000                     --            --            --       (1,645,139)    (1,645,139)
                                                            ------------  ------------  ------------   ------------   ------------
Balance, June 30, 2000                                        21,198,836  $      2,120  $ 28,774,698   $(17,756,043)  $ 11,020,775
                                                            ============  ============  ============   ============   ============


                See notes to consolidated financial statements.
                                        7b

                            ONLINE POWER SUPPLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Six Months Ended
                                                               June 30,
                                                      ---------------------------
                                                         2000            1999
                                                        ------           -----
                                                      (unaudited)     (unaudited)

Cash flows from operating activities
   Net loss                                           $(1,645,139)    $  (548,372)
   Adjustments to reconcile net loss to net cash
      used by operating activities
      Depreciation and amortization                        89,333          55,610
      Stock based compensation                            129,258            --
      Options issued for services                          63,783            --
      Common stock issued for services                     22,100            --
      Impairment loss on fixed assets                       7,540            --
         Changes in certain assets and liabilities
            Receivables, inventory

              and other current assets                   (383,286)           (476)
            Accounts payable and

              other current liabilities                   (83,105)        (52,344)
                                                      -----------     -----------
      Net cash (used in) operating activities          (1,799,516)       (545,582)
                                                      -----------     -----------

Cash flows from investing activities
   Purchases of equipment                                (176,681)        (13,073)
   Payments to acquire patent                              (5,992)         (1,080)
   Purchases of certificates of deposit                   (50,000)        (86,600)
   Purchase of short term investments                  (5,907,719)           --
                                                      -----------     -----------
      Net cash (used in) investing activities          (6,140,392)       (100,753)
                                                      -----------     -----------

Cash flows from financing activities
   Proceeds from sale of stock                          8,323,125         582,339
   Payments for offering costs                           (960,074)        (24,850)
   Principal payments on capital leases                   (13,115)        (44,000)
   Payments on line of credit                                (731)           --
   Proceeds from long term debt                            52,446         123,000
                                                      -----------     -----------
      Net cash provided by financing activities         7,401,651         636,489
                                                      -----------     -----------

Net decrease in cash                                     (538,257)         (9,846)

Cash - beginning of period                              1,941,367         151,341
                                                      -----------     -----------
Cash - end of period                                  $ 1,403,110     $   141,495
                                                      ===========     ===========

Supplemental disclosure of cash flow information:

   Cash paid for interest during the six months ended June 30, 2000 and 1999 was $23,617 and $29,800, respectively.

                See notes to consolidated financial statements.
                                        8

                            ONLINE POWER SUPPLY, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Basis of Presentation
---------------------

The financial statements include the accounts of OnLine Power Supply, Inc. (formerly OnLine Entertainment, Inc.). Two wholly owned subsidiaries, GlitchMaster Marketing, Inc. and OnLine Entertainment, Inc. (separate domestic Colorado corporations) were liquidated into the parent corporation on December 31, 1999 and the remaining assets and liabilities are now included with the accounts of OnLine Power Supply, Inc. (a Nevada domiciled corporation, formerly named OnLine Entertainment, Inc., which changed its name to OnLine Power Supply, Inc. in December 1999).

Earnings (Loss) Per Common Share
--------------------------------

SFAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic earnings per common share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of all outstanding stock options. All periods presented have been restated to reflect the adoption of this standard. All potentially dilutive securities have been excluded as they would be antidilutive.

Nature of Organization
----------------------

The Company has been operating as OnLine Power Supply, Inc. since January 1, 2000. The activities include the ongoing development of the Company's patent pending new power supplies for sales to a few, but large, corporations. These original equipment manufacturers will incorporate our products into their own product lines. Management is estimating that volume sales will occur during the fourth quarter of the year 2000.

NOTE 2 - INTERIM FINANCIAL STATEMENTS
-------------------------------------

The financial statements included herein are presented in accordance with the requirements of SEC Form 10- QSB and therefore do not include all of the disclosures made in the Company's SEC Form 10-KSB annual report filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 annual report filing on SEC Form 10-KSB. The quarterly financial statements have not been audited by the Company's independent accountants, but in the opinion of management reflect all adjustments necessary for the fair presentation of the operations of the Company for the periods reported. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for the entire year.

NOTE 3 - NOTES PAYABLE & LINE-OF-CREDIT
---------------------------------------

Bank Loan

The Company acquired a $60,000 bank loan during the first quarter of 2000 for equipment and working capital. The note carries an annual interest rate of 7.3% and matures in January of 2003.

Line-of-Credit
--------------

The Company has a $750,000 revolving bank line-of-credit, of which $750,000 was unused as of June 30, 2000. Advances on the line carry an interest rate of 8%. It is collateralized by the pledging of a $1,000,000 certificate of deposit.

NOTE 4 - OTHER LIABILITIES
--------------------------

As part of their executive employment agreements, two executive officers earned performance bonuses equivalent to 50% of their annual 1999 compensation. The bonuses totaling $72,000 were accrued at the end of 1999 and paid during the first quarter, 2000.

NOTE 5 - RESCISSION OFFER
-------------------------

The Company gave certain common shareholders the right to rescind their purchases due to the possible violation of the registration exemption provisions of the Securities Act of 1933. A total potential rescission liability of $1,281,813 was included in the December 31, 1999 financial statements; however, none of the shareholders have requested a refund of their investments and the response period has terminated. The liability for the rescission at June 30, 2000 has been reduced to zero and the liability reclassified as common stock equity on the balance sheet.

NOTE 6 - SHAREHOLDERS' EQUITY
-----------------------------

Stock Options
-------------

On June 16, 2000 the Board of Directors granted 3,000 options to an employee in accordance with the terms of his employment agreement. The options are exercisable at $10.62 per share and were immediately vested; none of these options have been exercised at June 30, 2000 and will expire December 2, 2009. The employment agreement was signed June 2000.

On June 28, 2000 the Board of Directors granted 10,000 options to a director for serving as a Board Member. The options are exercisable at $4.50 a share. The fair value of these options is $63,783. The options are immediately vested. The total fair vlaue of these options has been reflected in the June 30, 2000 financial statements. None of the options were exercised at June 30, 2000 and expire December 2, 2009.

Qualified Stock Options
-----------------------

The Board of Directors adopted a new Qualified Incentive Stock Option Plan on December 1, 1999. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best qualified new employees by offering them stock options as a means of incentive.

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

NOTE 9 -  INCOME TAXES
----------------------

A reconciliation of the US statutory federal income tax rate to the effective rate follows:

                                                       June 30,       June 30,
                                                         2000           1999
                                                         ----           ----

U.S. statutory federal rate                             34.00%         34.00%
State income tax rate, net of federal benefit            3.00%         3.00%
Provision for bad debts                                    -             -
Net operating loss for which no tax benefit
  is currently available                               (37.00%)       (37.00%)
                                                       -------        --------
                                                         -    %           -   %
                                                       =======        ========

Deferred taxes consisted of the following:

                                           June 30,           June 30,
                                             2000               1999
                                             ----               ----

Deferred tax asset, net operating
   loss carryforward                     $   1,990,032     $    1,082,595
Valuation allowance                         (1,990,032)        (1,082,595)
                                         -------------     --------------
Net deferred taxes                       $      -          $       -
                                         =============     ==============

The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The change in the valuation allowance for the periods ended June 30, 2000 and 1999 totaled $0.00 and $0.00, respectively. The net operating loss carry-forwards expire through the year 2019.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company leases office space under a non-cancelable operating lease that expires on January 31, 2001. Future minimum annual rental payments under the office lease are as follows:

Through January 31, 2001
(termination date)                          $  60,200

Two executive officers were granted options to purchase 500,000 shares (one million in total) of the Company's common stock on September 1, 1999. These options were granted at market price on September 1, 1999 and expire on September 1, 2004. These options will become vested at 20% per year on the anniversary date of the grant. The vested options will have a life of five years. The options are exercisable at $ 3.00 per share.

As part of the executive employment agreements, two executive officers shall become fully vested to receive options to purchase 500,000 shares (one million in total) of the Company's common stock upon achieving the following performance goals:

1. If the Company's consolidated gross revenues exceed $3,000,000 by December 31, 1999, the executives vest in 35% of the options; this event did not happen and the options did not vest accordingly.

2. If the Company's consolidated gross revenues exceed $6,000,000 by December 31, 2000 the executives vest in an additional 35% of the options;

3. If the Company's consolidated gross revenues exceed $9,000,000 by December 31, 2001, the executives vest in the remaining 30% of the options.

The Chief Executive Officer retired in March, 2000 and the separation costs associated with his retirement totaled $244,033 ($162,000 is the current total of the current portion of the monthly obligations).

The Company has entered into an agreement with Saturn Electronics and Engineering Inc. for the manufacture of the initial power supplies developed by the Company. Saturn may, if asked by the Company, internally finance certain startup costs normally associated with the initial production process and be reimbursed out of the proceeds of payment for the orders when received by the Company.

NOTE 11 - LITIGATION AND SETTLEMENTS
------------------------------------

The Company has settled and satisfied various claims that have arisen in the normal course of a prior business endeavor that has been terminated. One of those cases (Max Music) was litigated and a magistrate's ruling given in favor of the Company. The ruling is now being reviewed by the appellate judge and the final outcome still to be decided. Management expects that any future adverse impact on the financial position of the Company will be minimal.

NOTE 12 -  PRIVATE STOCK OFFERINGS
----------------------------------

The Company circulated three separate private offering memorandums, and a rescission offering prospectus (see below) relating to other earlier private offering of shares of common stock, during 1999 and 2000. The three private offerings from mid-1999 to mid-2000 were not rescinded; these offerings were not registered pursuant to the Securities Act of 1933, as amended (the "Act"), nor under the securities act of any state. These securities were offered under an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws. The securities dealers were paid a commission up to ten percent of the subscriptions accepted by the Company. Offering commissions were paid through a combination of cash and the issuance of restricted common stock. The Company filed a registration statement prospectus with the SEC in early 2000 to refund $1,281,815 of the financing provided by the earlier financings. None of the money was refunded.

Following is a summary of the offerings undertaken in 1999 and of 2000:


                       Refund Offer      Offering #1 New     Offering #2 New    Offering #3 New
                   Rescission Offering       Funding             Funding            Funding
                   -------------------   ---------------     ---------------    ----------------

Date:                 February, 2000      August, 1999        November, 1999      April, 2000

Offering:                Various          $ 2.00/share         $ 2.00/share      $ 2.00/ share
Minimum:                                  $ 500,000
Maximum:               $ 1,281,815        $ 5,000,000          $ 2,500,000       $ 8,500,000



Sold in 1999
------------
Shares                                       2,473,533             748,571
Proceeds                                   $ 4,947,066         $ 1,497,142

Sold in 2000
------------
Shares                   1,243,151                                                 4,076,750
Proceeds               $ 1,281,815                                               $ 8,153,500


NOTE 13 - OPERATIONS
--------------------

The Company continues to develop an organization for the further support of the research and development efforts and to commercialize the power supply technology discovered by the Company 1997. The Company has raised equity capital by selling stock to support the Company's business plan and to fund cash flow. Financial resources are adequate to allow the Company to complete the products and release them to the marketplace as projected by management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the reviewed quarterly financial statements filed with this report. Except for the historical information contained herein, this report may contain forward looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and timing of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's registration statement effective February 24, 2000 (rescission offer).

GENERAL DISCUSSION OF THE BUSINESS STRATEGY

         The GlitchMaster line of power surge products and circuitry accounted for almost all of the historic revenues of the Company since 1997; however, future revenues will consist mostly of sales of new power supply products now being finalized for the marketplace. The original patent for the new technology was filed in October, 1999 and is still pending issuance; additional claims are being incorporated into the patent document as a result of the improvements made to the product since the filing of the patent. Independent testing of the prototype power supply product verify that the unit should be more desirable to the design engineers in the telecommunications, industrial, military and computer server markets. The Company's power factor corrected front-end module (PFCFEM) is lighter, smaller, more efficient, more reliable and price competitive to existing units applied in a comparable situation.

         The objective for the year 2000 is to release the final model to the marketplace in the third quarter and to begin full-scale production of the units for our customers in the fourth quarter. The focus for the year to date has been the improvement of the initial product to include a) operating at a higher baseplate temperature level, b) operating at lower incoming AC currents, c) protecting from transient power surges, and d) reducing the size of the form factor. Our engineers have incorporated all of the above changes into the unit and prototypes are now in the hands of potential customers for final evaluation and acceptance.

         Additional products are now being developed that will contain the new technology from the PFCFEM to also allow them to outperform the existing, competing products. The Company is scheduled to introduce the 48 volt-500 watt power supply shortly followed by other power supplies with multiple output capabilities. It is expected that the first wide scale use of the products will be in the wireless telecommunications industry. Known applications exist in the computer industry and the military. The Company's objective is to become the leader in innovation for the power supply industry and to revolutionize the way power supplies are designed; the goal is to have the power supply viewed as a strategic component of the next generation of power driven products that can give our customers a competitive edge when producing their final products.

         Significant revenues are not expected until later in 2000 when the company anticipates the release of the Power Factor Correction Module into the market. The Company has raised equity working capital, hired personnel, furnished a research laboratory, completed a turnkey manufacturing agreement with a major company and formulated a marketing plan to insure the successful rollout of these initial units to customers who are presently evaluating the product.

RESULTS OF OPERATIONS--PERIOD ENDED JUNE 30, 2000 COMPARED TO PERIOD ENDED JUNE 30, 1999.

         Sales decreased to $ 28,111 for the six months ended June 30, 2000 from $ 188,589 for the six months ended June 30, 1999. The declining sales is from the gradual phasing out of the previous business of manufacturing the GlitchMaster products; the remaining sales represent the sell down of inventory to a few customers that will continue to purchase the products until they are used up from our inventory. Sales of new products will remain nominal and will consist mainly of evaluation units until the fourth quarter when the Company expects to release the products to the market.

         Cost of revenues decreased from $ 149,248 in 1999 to $13,528 in 2000; related gross profits from these sales increased from approximately 20 % in 1999 to 50% in 2000 due to the cost reductions associated with phasing out the production and sales of the units throughout 1999 and 2000.

         The primary focus of the Company in 1999 and continuing for 2000 is a directed effort in the research and development laboratory to complete the design of the Power Factor Corrected Front End Module (PFCFEM) for a very specific and custom application in the wireless telecommunication industry at the request of a large prospective customer. The PFCFEM is a proprietary product that is protected by a patent filing in October, 1999 and will become a core piece of technology that will be incorporated into all of the derivative products that are being developed, such as the 48 volt-500 watt, 1,000 watt and 1,500 watt power supplies. The Company has added technical and management staff in the laboratory and has expanded the floor space considerably over last year. New equipment has been acquired to bring our bench testing capability up to the standards of the independent laboratories and to allow us to design the products with all of the safety and UL characteristics required by our customers.
Research and development costs increased $ 428,489 from $ 148,190 in 1999 to $ 576,679 in 2000 due to the expansion of the efforts to complete the new technology (especially the PFCFEM).

         Selling, general and administrative expenses have increased from $410,833 in 1999 to $1,284,972 in 2000. In large part, the increase is due to the addition of administrative staff and management (from nine to nineteen) as the Company prepares to go into full production operations later this year. Additional costs totaling approximately $60,000 for legal and accounting associated with audits and SEC registration was incurred in 2000. Shareholder relations costs (for costs paid by us, none to any public relations firm) of $62,272 this year added to the increase in total expenses for 2000. The Chief Executive Officer retired in March, 2000 and the separation costs associated with his retirement totaled $244,033 ($162,000 is the total of the current portion of the monthly obligations). An expanded effort to market the technology represents an increase of trade shows, travel and marketing expenses of approximately $ $ 50,000 over the same period last year. Compensation costs related to granting and exercising employee stock options accounted for $193,041 of increased expenses in the quarter ended June 30, 2000.

         Interest income increased $224,437 from $1,110 in 1999 to $225,547 in 2000 as a result of earnings from invested funds raised in private offerings. Short-term investments of $ 3,150,000 in certificates of deposits and $ 5,907,719 in commercial paper at June 30, 2000 is yielding an average annual return of 6.75%.

         LIQUIDITY AND CAPITAL RESOURCES. The Company from its inception has financed its operations through a series of public and private offerings of securities (the public offering was the registered rescission offer). Beginning in August, 1999 and ending in January, 2000, a total of $14,699,000 (net
$13,000,000   after  offering  costs)  was  raised  in  three  separate  private placements to accredited investors. The working capital at June 30, 2000 was $10,444,323 consisting mainly of cash and near cash items. The operations are presently consuming $225,000 to $250,000 of cash resources monthly, offset by approximately $60,000 in interest earnings. At the present operating level, management does not foresee the need for any additional equity or debt financings in 2000 unless start up orders and product rollout require added up-front funding to secure raw materials, fund work in process and provide capital for operating cycles in excess of our present expectations. Also, by contracting with Saturn Electronics and Engineering, Inc. to manufacture our products on a "turn-key" basis, there should not be a greater than anticipated need for additional start up funding.

         As of June  30,  2000  we had  paid a  former  officer  (Larry  Arnold)
$101,191 to retire his personal loans to us in prior years. We recorded a receivable of $73,750 as a bridge loan to an officer (Chris Riggio) in connection with his employment agreement and to accomplish his relocation from Longmont, Colorado to the Denver area to better serve the Company. He has paid off this obligation as of the date of this report.

         INCOME TAXES. The Company has $7,998,600 of operating loss carry forwards that expire partially each year through 2019; these losses will be available in the future to offset the current payment of the taxes normally due on the profits of the Company. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the NOL carry forwards available to be used in any given year, if certain events occur, including significant changes in ownership interests.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         See Financial Statement Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         There  was  no  annual  meeting  held  and  no  matters   submitted  to
shareholders for vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit No.       Description                                  Page No.
         -----------       -----------                                  --------

         27.0              Financial Data Schedule ........................18

(b) Reports on Form 8-K. The Company filed two Reports on Form 8-K during the quarter ended June 30, 2000. The first filed on May 22, 2000 announced the opening of the Company's internet web site and the second filed on May 24, 2000, announced the completion of an SEC rule (506) accredited investor stock offering. The offering was for $8,153,500 and 4,076,750 shares of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            ONLINE POWER SUPPLY INC.
                                            (Company)



Date:  August 14, 2000                      By:   /s/   Kris Budinger
                                                 -------------------------------
                                                 KRIS BUDINGER,
                                                 CEO and President

Date:  August 14, 2000                      By:   /s/   Richard L. Millspaugh
                                                 -------------------------------
                                                 RICHARD L. MILLSPAUGH,
                                                 Chief Financial Officer