Form 10QSB
period 2000-09-30
ONLINE POWER SUPPLY INC
filed 2000-11-03
CIK 1101152

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended September 30, 2000
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number   000-29669

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                     Nevada                                    84-1176494
-----------------------------------------------          -----------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         Incorporation or organization)                    Identification No.)

    6909 S Holly Circle, #200 Englewood, CO                    80112
-----------------------------------------------         ------------------------
   (Address of principal executive offices)                    (Zip Code)

Company's telephone Number:  (303) 741-5641
                             --------------

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES X   NO ____

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at October 31, 2000
---------------------------------------      -----------------------------------
   Common stock, $.0001 par value                    21,285,715 Shares

                            OnLine Power Supply, Inc.

                                      Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Balance Sheet September 30, 2000 & December 31,1999......3-4

         Condensed Statements of Operations - Three and Nine Months

         Ended September 30, 2000 and September 30, 1999......................5

         Consolidated Statement of Shareholders' Equity.....................6-7

         Condensed Statements of Cash Flows -- Nine Months

         Ended September 30, 2000 and September 30, 1999......................8

         Notes to Condensed Financial Statements...........................9-14

ITEM 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations....................14-17

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds...........................17

ITEM 4.  Submission of Matter to a Vote of Shareholders......................17

ITEM 5.  Other Information...................................................17

ITEM 6.  Exhibits and Reports on Form 8-K....................................17

         Signatures..........................................................18

                            ONLINE POWER SUPPLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30, December 31,
                                                                   2000           1999
                                                                ------------  ------------
                                                                 (unaudited)

Assets

Current assets
      Cash                                                      $ 2,046,332   $ 1,941,367
      Certificates of deposit                                     2,650,000     3,100,000
      Short term investments                                      4,959,182          --
      Accounts receivable, net of allowance for uncollectible
           accounts totaling $187 (2000) and $364 (1999)             16,891         6,048
      Accrued interest receivable                                   208,432          --
      Receivable from officers                                       40,050          --
      Inventory, at cost                                            186,566        66,713
      Prepaid expenses                                              165,010         2,780
                                                                -----------   -----------
           Total current assets                                  10,272,463     5,116,908

Property and other assets
      Property and equipment, less
           accumulated depreciation of $110,416
           (2000) and $66,135 (1999)                                422,797       251,114
      Equipment under capital leases, less
           accumulated depreciation of $22,453
           (2000) and $3,771 (1999)                                  79,510        74,190
      Goodwill, less accumulated
           amortization of $143,987 (2000) and
           $104,718 (1999)                                          117,807       157,076
      Acquired technology costs, less
           accumulated amortization of $70,070
           (2000) and $50,960 (1999)                                 57,330        76,440
      Patents, less accumulated amortization
           of $ 5,156 (2000) and $492 (1999)                         57,594        25,039
      Other assets                                                    9,378         1,512
                                                                -----------   -----------
           Total property and other assets                          744,416       585,371
                                                                -----------   -----------
Non-Current Assets

      Stock Notes Receivable                                         93,280          --
                                                                -----------   -----------
      Total Non-Current Assets                                       93,280          --
                                                                -----------   -----------
                     Total Assets                               $ 1,110,159   $ 5,702,279
                                                                ===========   ===========




                 See notes to consolidated financial statements.

                            ONLINE POWER SUPPLY, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                 September 30,   December 31,
                                                                     2000            1999
                                                                --------------  --------------
                                                                 (unaudited)

Liabilities and shareholders' equity

Current liabilities
      Accounts payable                                          $    242,874    $    245,772
      Accounts payable, related parties                                 --           101,081
      Line-of-credit                                                    --               731
      Notes payable, current maturity                                 19,474            --
      Capital lease obligations, current maturity                     30,073          20,017
      Accrued interest payable                                        19,063          26,012
      Bonuses payable, related parties                                  --            72,000
      Retirement liability, related parties, current maturity        148,500            --
      Other                                                           15,432         100,772
                                                                ------------    ------------
           Total current liabilities                                 475,416         566,385
                                                                ------------    ------------

Long-term liabilities
      Capital lease obligations, less current maturities              41,824          48,583
      Note payable, less current maturity                             28,326            --
      Officer's retirement liability, less current maturity             --              --
                                                                ------------    ------------
           Total long term liabilities                                70,150          48,583
                                                                ------------    ------------
                     Total liabilities                               545,566         614,968
                                                                ------------    ------------

Liability for common stock subject to rescission,
      0 (2000) and 1,243,151 shares (1999)                              --         1,281,815
                                                                ------------    ------------

Shareholders' equity
      Preferred stock, $.0001 par value; 1,000,000 shares
           authorized  10,467 (1999) and 2,800 (2000)
           shares issued and outstanding                                --                 1
      Common stock; $.0001 par value; 50,000,000 shares
           authorized; 21,285,715 (2000) and 16,954,119(1999)
           shares issued and outstanding                               2,120           1,571
      Additional paid-in capital                                  29,287,886      19,914,828
      Retained (deficits)                                        (18,725,414)    (16,110,904)
                                                                ------------    ------------
           Total shareholders' equity                             10,564,593       3,805,496
                                                                ------------    ------------
Total liabilities and shareholders' equity                      $ 11,110,159    $  5,702,279
                                                                ============    ============





                 See notes to consolidated financial statements.

                            ONLINE POWER SUPPLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          FOR THE                           For the
                                          QUARTER                           Quarter
                                           ENDED        Year to Date         Ended         Year to Date
                                       SEPTEMBER 30,    September 30,    September 30,    September 30,
                                           2000             2000              1999             1999
                                       --------------   -------------    --------------   -------------

Net sales                              $     20,848     $     48,959     $     70,389     $    258,978
Cost of sales                                28,634           42,162           52,489          201,737
                                       ------------     ------------     ------------     ------------
Gross profit (Loss)                          (7,786)           6,797           17,900           57,241
                                       ------------     ------------     ------------     ------------

Operating cost and expenses

Research and development                    317,991          894,670          167,671          315,861
Stock Based Compensation                    359,607          363,113             --               --

Selling, general and administrative
      expenses                              443,349        1,724,815          230,324          641,157
                                       ------------     ------------     ------------     ------------

Total costs and expenses                  1,120,947        2,982,598          397,995          957,018
                                       ------------     ------------     ------------     ------------

           Loss from operations          (1,128,733)      (2,975,801)        (380,095)        (899,777)

Interest income                             165,913          391,460            1,110            1,110
Interest (expense)                           (6,343)         (29,960)         (11,621)         (41,421)

Net Other income                            159,570          361,499          (10,511)         (40,311)
Net (loss) Before Income Tax               (969,163)      (2,614,302)        (390,606)        (940,088)
Income Taxes                                   --               --               --               --
                                       ============     ============     ============     ============

Net (loss) After Income Tax                (969,163)      (2,614,302)        (390,606)        (940,088)
Net (loss) available to common
      shareholders                     $   (969,163)    $ (2,614,302)    $   (390,606)    $   (940,088)

Net loss per common share              $       (.05)    $       (.14)    $       (.03)    $       (.05)
                                       ============     ============     ============     ============

Weighted average shares outstanding      19,808,175       18,404,254       12,178,486       12,168,109




                                            See notes to consolidated  financial
statements.


                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                               JANUARY 1, 1999 THROUGH SEPTEMBER 30, 2000 (UNAUDITED)


                                                                Preferred Stock       Preferred Stock          Preferred Stock
                                                                ---------------       ---------------          ---------------
                                                                          Par                    Stated                   Stated
                                                                Shares   Value       Shares       Value       Shares       Value
                                                                ------  -------      ------     ---------     ------     ---------

Balance, January 1, 1999                                        12,467  $     1      125,000    $ 250,000        --      $    --

Cumulative preferred stock issued in private placement
  (Note 12)                                                      --          --       25,600       51,200     272,750      545,501

Common stock issued for services (Note 7)                        --          --         --           --          --           --

Common stock issued for sales commissions (Note 7)               --          --         --           --          --           --

Conversion of non-cumulative preferred stock to common stock
  (Note 6)                                                      (2,000)      --     (125,000)    (250,000)       --           --

Common stock issued for retirement of debt (Note 6)              --          --         --           --          --           --

Common stock issued in private placement (Note 12)               --          --         --           --          --           --

Stock offering costs                                             --          --         --           --          --           --

Stock subject to rescission (Note 5)                             --          --         --           --          --           --

Conversion of cumulative preferred stock to common stock
  (Note 6)                                                       --          --      (33,460)     (66,920)   (299,324)    (598,649)

Net (loss) for the year ended December 31, 1999                  --          --         --           --          --           --
                                                                ------  -------     ---------   ----------   ---------   ----------

Balance, January 1, 2000                                        10,467  $     1         --      $     --         --      $    --
                                                                ======  =======     =========   ==========   =========   ==========






                                See notes to consolidated financial statements.


                                                    6a


                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                               JANUARY 1, 1999 THROUGH SEPTEMBER 30, 2000 (UNAUDITED)


                                                                   Common Stock
                                                                   ------------          Additional                      Total
                                                                              Par         Paid in        Retiained    Shareholders'
                                                                Shares        Value       Capital         Deficit        Equity
                                                                ------       ---------  -------------     -------        -------

Balance, January 1, 1999                                       11,846,826    $ 1,185    $  8,879,706   $(9,573,142)   $   (442,250)

Cumulative preferred stock issued in private placement
  (Note 12)                                                         --         --            --                --          596,701

Common stock issued for services (Note 7)                          25,000          2          62,835           --           62,837

Common stock issued for sales commissions (Note 7)                336,350         34         252,229           --          252,263

Conversion of non-cumulative preferred stock to common
  stock (Note 6)                                                  254,000         25         249,975           --            --

Common stock issued for retirement of debt (Note 6)                53,571          5         149,995           --          150,000

Common stock issued in private placement (Note 12)              3,222,104        322       6,443,891           --        6,444,213

Stock offering costs                                                --         --           (959,699)          --         (959,699)

Stock subject to rescission (Note 5)                           (1,243,151)      (124)     (1,281,691)          --       (1,281,815)

Conversion of cumulative preferred stock to common stock
  (Note 6)                                                      1,216,268        122       6,117,587           --        5,452,140

Net (loss) for the year ended December 31, 1999                     --         --            --          (6,537,762)    (6,537,762)
                                                               ----------    -------    ------------   -------------  ------------

Balance, January 1, 2000                                       15,710,968    $ 1,571    $ 19,914,828   $(16,110,904)  $  3,805,496
                                                               ==========    =======    ============   ============   ============






                               See notes to consolidated  financial statements.


                                                    6b


                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                JANUARY 1, 1999 THROUGH SEPTEMBER 30, 2000 (UNAUDITED)

                                                   (CONTINUED)


                                                                  Preferred Stock     Preferred Stock       Preferred Stock
                                                                  ---------------     ---------------      ----------------
                                                                            Par               Stated                  Stated
                                                                 Shares    Value    Shares    Value        Shares     Value
                                                                 ------   -------   ------  ----------     ------     ------

 Balance, January 1, 2000                                        10,467   $    1      --    $      --         --    $      --

 Conversion of non-cumulative preferred stock to
   common stock                                                  (7,667)      (1)     --           --         --           --

 Stock offering costs (36,624 shares issued at
   $2 per share included)                                           --        --      --           --         --           --

 Common stock issued in private placements                          --        --      --           --         --           --

 Reverse rescission liability                                       --        --      --           --         --           --

 Stock exchanged for public relations fees                          --        --      --           --         --           --

 Stock exchanged for consulting services                            --        --      --           --         --           --

 Warrants granted for investor relations services                   --        --      --           --         --           --

 Stock issued in exercise of options                                --        --      --           --         --           --

 Options granted (directors)                                        --        --      --           --         --           --

 Net loss for the Nine Months Ended September 30, 2000              --        --      --           --         --           --
                                                                --------  ------- -------   ----------   --------   ----------
 Balance, September 30, 2000                                      2,800   $   --      --    $      --         --    $      --
                                                                ========  ======= =======   ==========   ========   ==========




                            See notes to consolidated financial statements.


                                                    7a


                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                               JANUARY 1, 1999 THROUGH SEPTEMBER 30, 2000 (UNAUDITED)

                                                  (CONTINUED)


                                                                Common Stock
                                                               --------------                                             Total
                                                                            Par       Additional         Retained      Shareholders'
                                                              Shares       Value    Paid in Capital      Deficit         Equity
                                                              ------      -------   ---------------      -------         -------

 Balance, January 1, 2000                                   15,710,968    $ 1,571   $  19,914,828    $ (16,110,904)   $  3,805,496

 Conversion of non-cumulative preferred stock to
   common stock                                                 15,334          1              --              --             --

 Stock offering costs (36,624 shares issued at
   $2 per share included)                                       36,624          4        (960,079)             --         (960,075)

 Common stock issued in private placements                   4,148,216        412       8,311,274              --        8,311,686

 Reverse rescission liability                                1,243,151        124       1,281,691              --        1,281,815

 Stock exchanged for public relations fees                      18,124          1          82,099              --           82,100

 Stock exchanged for consulting services                           --         --            2,835              --            2,835

 Warrants granted for investor relations services                  --           3         135,062              --          135,062

 Stock issued in exercise of options                           113,298          4         456,393              --          456,393

 Options granted (directors)                                       --         --           63,783              --           63,783

 Net loss for the Nine Months Ended September 30, 2000             --         --               -        (2,614,302)     (2,614,302)
                                                            ----------    -------   -------------   ---------------   ------------
 Balance, September 30, 2000                                21,285,715    $ 2,120   $  29,287,886   $  (18,725,414)   $ 10,564,593
                                                            ==========    =======   =============   ==============    ============




                            See notes to consolidated financial statements.

                            ONLINE POWER SUPPLY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                               -----------------------------
                                                                   2000             1999
                                                               -------------   -------------
                                                                (unaudited)     (unaudited)

Cash flows from operating activities
   Net (loss)                                                  $(2,614,302)    $  (940,088)
   Adjustments to reconcile net loss to net cash
        used by operating activities
      Depreciation and amortization                                142,124          80,060
      Stock Notes Receivable                                       (93,280)           --
      Stock based compensation                                     363,113            --
      Options issued for services                                   63,783            --
      Common stock issued for services                             219,997            --
      Impairment loss on fixed assets                                7,331             437
        Changes in certain assets and liabilities
           Receivables, inventory, and other current assets       (549,274)        (24,285)
           Accounts payable and other current liabilities         (119,767)         12,495
                                                               -----------     -----------
      Net cash (used in) operating activities                   (2,580,275)        871,381
                                                               -----------     -----------

Cash flows from investing activities
   Cash received from maturity of CD                               450,000            --
   Purchases of equipment                                         (232,080)        (14,441)
   Payments to acquire patent                                      (37,220)        (17,431)
   Proceeds from sale of equipment                                    --               800
   Purchase of short term investments                           (4,959,182)           --
                                                               -----------     -----------
      Net cash (used in) investing activities                   (4,778,482)        (31,071)
                                                               -----------     -----------

Cash flows from financing activities
   Proceeds from sale of stock                                   8,792,417       1,257,213
   Payments for offering costs                                  (1,355,059)           --
   Principal payments on capital leases                            (20,705)         (4,345)
   Payments on line of credit                                         (731)           --
   Proceeds from long term debt                                     47,800          50,000
   Principal debt payment                                             --           (85,694)
                                                               -----------     -----------
      Net cash provided by financing activities                  7,463,722       1,217,174
                                                               -----------     -----------

Net increase in cash                                               104,965         314,722

Cash - beginning of period                                       1,941,367         151,341
                                                               -----------     -----------

Cash - end of period                                           $ 2,046,332     $   466,063
                                                               ===========     ===========

Supplemental disclosure of cash flow information:

   Cash paid for interest during the nine months ended September 30, 2000 and 1999 was $29,960 and $20,859, respectively.

                 See notes to consolidated financial statements.

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

Nature of Organization
----------------------

The Company, operating as OnLine Power Supply, Inc., has focused on the ongoing development of the Company's patent pending new power conversion technology for release to large OEM manufacturers. These original equipment manufacturers will incorporate OPS technology into the development of their own product lines. Additional sales of the products will be generated through a distribution channel that covers all of the United States. Manufacturing of the units is out-sourced on a turnkey basis to a well-established manufacturer of electronic devices.

Recently Issued Accounting Pronouncements
-----------------------------------------

In March 2000, FAB Interpretation N. 44 "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) was issued and became effective July 1, 2000. This interpretation clarifies the application of APB Opinion 25 and prior announcements for certain issues related to stock and options issued to employees. As part of the Company's incentive stock options program, employees were able to exercise vested options via cashless exercise method. Under FIN 44, this cashless feature enacts variable plan accounting for those options so exercised. The Company must recognize compensation expense on the options equal to the difference between the exercise price and the market price on the date of exercise; therefore, the Company recognized $359,607 of stock based compensation during the quarter ended September 30, 2000. At September 30, 2000, all necessary stock based compensation expense has been recorded in these financial statements. Subsequent to September 30, 2000, the options program was amended to eliminate the cashless exercise method.

NOTE 3 - NOTES PAYABLE & LINE-OF-CREDIT
---------------------------------------

Bank Loan
---------

The Company received a $60,000 installment bank loan during the first quarter of 2000 for equipment and working capital. The note carries an annual interest rate of 7.3% and matures in January of 2003.

Line-of-Credit
--------------

The Company has a $750,000 revolving bank line-of-credit; however, the line was not drawn as of September 30, 2000. Advances on the line carry an interest rate of 8%. It is collateralized by the pledging of a $1,000,000 certificate of deposit.

NOTE 4 - OTHER LIABILITIES
--------------------------

As part of their executive employment agreements, two executive officers earned performance bonuses equivalent to 50% of their annual 1999 compensation. One of these officers left the Company in February 2000. The bonuses totaling $72,000 were accrued at the end of 1999 and paid during the first quarter, 2000.

NOTE 5 - RESCISSION OFFER
-------------------------

In the first quarter of 2000, the Company voluntarily offered certain common shareholders the right to rescind their purchases that occurred in 1998 and 1999 due to the possible violation of the registration exemption provisions of the Securities Act of 1933. A total potential rescission liability of $1,281,813 was included in the December 31, 1999 financial statements. None of the shareholders accepted the rescission offer and the response period has terminated. The liability for the rescission at September 30, 2000 has been reduced to zero and the liability reclassified as common stock equity on the balance sheet.

NOTE 6 - SHAREHOLDERS' EQUITY
-----------------------------

Stock Options
-------------

On May 26, 2000, the Board of Directors granted qualified options for 3,000 shares of common stock to a new employee. The options are exercisable at $10.62 per share and were immediately vested; none of these options has been exercised at September 30, 2000 and will expire December 2, 2009.

On June 28, 2000, the Board of Directors granted non-qualified options for 10,000 shares of common stock to a new Director for serving as a Board Member. The options are exercisable at $4.50 a share and were immediately vested. The fair market value of these options, $63,783, is reflected in the September 30, 2000 financial statements. None of the options was exercised at September 30, 2000 and expire June 28, 2003.

On August 11, 2000, the Board of Directors granted non-qualified options for 10,000 shares of common stock to a new Director for serving as a Board member. The options are exercisable at $ 8.375 per share and were immediately vested. None of the options was exercised at September 30, 2000 and expire on August 11, 2003.

On September 1, 2000, non-qualified options for 540,000 shares of common stock were issued to four executive officers and one manager. The options are exercisable at $8.125 per share with 25% vesting immediately and the remainder vesting over a three-year period.

Qualified Stock Option Plan
---------------------------

The Board of Directors adopted a new Qualified Incentive Stock Option Plan on December 1, 1999. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best qualified new employees by offering them stock options as a means of incentive.

Directors Non-Qualified Stock Option Plan
-----------------------------------------

The Board of Directors adopted a new Directors Non-Qualified stock plan in August 2000, to offer options for shares of common stock to new members of the Board who are not employees of the Company. The plan will be used by the Company to attract the most qualified candidates by issuing options for an equity position that hopefully will lead to long-term contributions as members of the Board. The plan is also designed to provide existing members the opportunity to be rewarded with stock options for their continuing services to the Company.

NOTE 7 - STOCK BASED PAYMENTS
-----------------------------

During the current quarter, 30,000 warrants exercisable for common stock, at varying exercise prices above current market prices, were issued to a financial services company as stock based compensation for furnishing public relations services over the next twelve months. A total of $135,062 for the cost of the warrants was recorded as investment relations expense in the current quarter's financial statements, based on Black-Scholes calculations.

NOTE 8 - RELATED PARTIES
------------------------

During 1999, the Company paid stock offering commissions of $299,919 to a broker. The broker is an affiliated party only by virtue of his relationship to a member of the Company's Board of Directors. The broker received 10% commission on equity funds raised pursuant to a selling agreement signed by the Company.

The former Chief Executive Officer, with an employment agreement, left the Company in the first quarter of 2000, and by the terms of the agreement, may continue to receive salary and all other benefits for a period of 18 months from his separation date. A liability of $148,500 has been accrued for his future payments as of September 30, 2000. The separation expense of $244,033 is included in the first quarter of 2000 and will be a non-recurring expense.

NOTE 9 - INCOME TAXES
---------------------

A reconciliation of the US statutory federal income tax rate to the effective rate follows:

                                                      September 30,        September 30,
                                                      -------------        -------------
                                                          2000                  1999
                                                          ----                  ----

U.S. statutory federal rate                              34.00%                34.00%
State income tax rate, net of federal benefit             3.00%                3.00%
Provision for bad debts                                     -                    -
Net operating loss for which no tax benefit
  is currently available                                (37.00%)              (37.00%)
                                                        -------               --------

                                                           --   %              --    %
                                                      ===========           ==========

Deferred taxes consisted of the following:

                                                 Sept. 30, 2000        Sept. 30, 1999
                                                 --------------        --------------
Deferred tax assets, net operating
           Loss carryforward                     $    --               $     --
Valuation allowance                                   --                     --
                                                 ------------          -------------

Net deferred taxes                               $    --               $     --
                                                 ===========          =============

The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The change in the valuation allowance for the periods ended September 30, 2000 and 1999 totaled $0.00 and $0.00, respectively. The net operating loss carry-forwards expire through the year 2019.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company leases office space under a non-cancelable operating lease that expires on January 31, 2001. Future minimum annual rental payments under the office lease are as follows:

Through January 31, 2001
(termination date)                     $  51,587


As part of the employment agreements, two individuals shall become fully vested to receive options to purchase 500,000 shares (one million in total) of the Company's common stock upon the Company achieving the following performance goals:

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

The Chief Executive Officer left the Company in the first quarter of 2000 and the separation costs associated with his departure totaled $244,033 ($148,500 is the remaining total of the monthly severance payments.)

The Company has entered into an arrangement with Saturn Electronics and Engineering Inc. for the manufacture of the initial power conversion units developed by the Company. Saturn may, if asked by the Company, internally finance certain costs normally associated with the initial production ramp-up process and be reimbursed out of the proceeds of payments for the orders when received by the Company.

NOTE 11 - LITIGATION AND SETTLEMENTS
------------------------------------

The Company has settled and satisfied various claims that have arisen in the normal course of a prior business endeavor that has been terminated. One of those cases (Max Music) was litigated and a Federal Magistrate's ruling given in favor of the Company. The ruling is now being reviewed by the Federal District Court Judge and the final outcome still is not decided. Management expects that any future adverse impact on the financial position of the Company will be minimal.

NOTE 12 - PRIVATE STOCK OFFERINGS
---------------------------------

The Company conducted three separate private offerings and a rescission offering prospectus (see below) relating to other earlier private offering of shares of common stock, separately circulated during 1999 and 2000. The three private offerings from mid-1999 to mid-2000 were not rescinded; these offerings were not registered pursuant to the Securities Act of 1933, as amended (the "Act"), nor under the securities act of any state. These securities were offered under an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws. The securities dealers were paid a commission up to ten percent of the subscriptions accepted by the Company. Offering commissions were paid through a combination of cash and the issuance of restricted common stock. The Company filed a registration statement prospectus with the SEC in early 2000 to refund $1,281,815 of the financing provided by the earlier financings. None of the investors chose to rescind their investments and none of the money was refunded.

Following is a summary of the offerings undertaken in 1999 and of 2000:

                               Refund Offer            Offering #1 New          Offering #2 New          Offering #3 New
                           Rescission Offering             Funding                  Funding                  Funding
                           -------------------         ---------------          ---------------          ---------------

Date:                         February, 2000            August, 1999             November, 1999            April, 2000

Offering:                        Various                $ 2.00/share              $ 2.00/share            $ 2.00/ share
Minimum:                                                  $ 500,000
Maximum:                       $ 1,281,815               $ 5,000,000              $ 2,500,000              $ 8,500,000



Sold in 1999
------------
Shares                                                    2,473,533                  748,571
Proceeds                                                 $ 4,947,066              $ 1,497,142

Reinstated in 2000
------------------
Shares                           1,243,151                                                                  4,076,750
Proceeds                       $ 1,281,815                                                                 $ 8,153,500

NOTE 13 - OPERATIONS
--------------------

The Company continues to develop an organization for the further support of the research and development efforts and to commercialize the power supply technology developed by the Company since 1997. The Company has raised equity capital by selling stock to support the Company's business plan and to fund cash flow. Existing financial resources are adequate to allow the Company to complete the products and release them to the marketplace timely and to complete the development of the 48-volt line of derivative (follow- along) products.

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

GENERAL DISCUSSION OF THE BUSINESS STRATEGY

         The Company finalized the improved design for the Power Factor Corrected Front End Module (PFCFEM) during the third quarter that will lead to anticipated fourth quarter revenues from sales to a few customers and distributors. Additional derivative power supply products are now in the research and development stages and are being finalized for release to the marketplace in the year 2001. The original patent for the new technology was filed in October 1999 and has been updated to include this year's improvements and is pending issuance. Independent tests of the power correction product verify that the unit should be more desirable (than existing competitors' products) to the design engineers in the telecommunications, industrial, military and computer server markets. The Company believes that its equivalent PFCFEM is lighter, smaller, more efficient, more reliable and price competitive when compared to equivalent units applied in a comparable situation.

         The objective for the balance of the year 2000 is to begin the ramp-up for full-scale production of the units for our customers in the fourth quarter. The focus for the year to date has been the improvement of the initial product to include a) operating at a higher baseplate temperature level, b) operating at lower incoming AC currents, c) protection from transient power surges, and d) reducing the size of the form factor. Our engineers have incorporated all of the above changes into the unit and prototypes are now in the hands of potential customers for final evaluation and acceptance.

         A full time effort has been underway in the third quarter to complete the design and development of the manufacturing line process at Saturn Electronics and a limited number of evaluation units have been shipped to a customer in the third quarter. Additional orders for product are being processed to allow the manufacture and delivery of product to other customers and the Company's distribution channels in the fourth quarter.

         The Company is planning to introduce its own 48 volt-500 watt power supply followed by other products with multiple output capabilities. We expect the first wide scale use of the products to be in the wireless telecommunications industry; known applications also exist in the computer industry and the military. The Company's objective is to become the leader in innovation for the power supply industry and to revolutionize the way power supplies are perceived. The goal is to have the power supply viewed as a strategic component of the next generation of power driven products that gives designers a competitive edge when producing their final products.

         The revised plan was to have a final design of the PFCFEM during the third quarter and to begin producing the units at Saturn during the fourth quarter. The PFCFEM has undergone six months of upgrades to meet a specific customer's specifications. The goal for the third quarter has been accomplished and management anticipates that the goal of production line deliveries in the fourth quarter will be achieved. Sales and marketing efforts have produced leads and interest in the technology for application in a variety of industries. Orders from customers will be satisfied on a first come first serve basis starting in the first quarter of 2001. Initial product will also be in the hands of our distributors and sales representatives during fourth quarter. Beyond the PFCFEM, the Company will develop derivative proprietary products to include single and multi-output power supplies for the AC-DC conversion applications in a wide range of industries and will include the overseas markets as well.

         We cannot predict when revenues will be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the following discussions of our liquidity and capital resources in relationship to our cost of operations on a go forward basis.

RESULTS OF OPERATIONS - PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO PERIOD ENDED SEPTEMBER 30, 2000

         Revenues in the current quarter consisted mainly of sales and initial shipments of the power factor corrected front end modules (new technology) to customers for evaluation and testing; total sales of $20,848 this quarter compares to sales of $70,389 of the discontinued GlitchMaster products for the quarter ended

September 30, 1999. The plan is to focus on development and sales of the new product lines from this fiscal year forward. There will be a small amount of continuing sales of the old circuitry to one significant customer through the next several months until the existing inventory is used up.

         The cost of producing the initial units in this quarter exceeded the sales prices due to the extraordinary amount of additional work to complete such a small number of units by our contract manufacturer. The resulting loss on the sale of these units was $7,786 and was expected at these levels; the cost per unit will be significantly lower when we begin to produce the units in larger quantities and with extended production runs.

         The cost of research and development for the current quarter was $317,991 or 190% more than the previous year's quarter (in constant dollars). The effort to finish the technology and commercialize our first products has resulted in spending the additional monies for personnel, equipment, laboratory space and related support costs. The first product was finalized in this quarter; however, the research and development effort will remain at or above these spending levels as we complete the 48-volt line of power supply products.

         The greatest increase in our cost structure is for selling, general and administrative expenses which reflects the increase in size of the Company from quarter over quarter and year over year. The Company employed ten people in third quarter 1999 and twenty people in third quarter 2000; the space occupied more than doubled during the year; and the testing equipment in the laboratory was upgraded to state-of-the-art levels. A major (non-cash) cost of administrative expense was the stock based compensation charges of $363,113 this year due to the recent new accounting rules for reporting the cost of cashless exercise of employee stock options when exercised. This cost is a non-cash expense but nevertheless a charge to earnings that was not part of the prior year's cost structure. The selling general and administrative costs for this quarter was $443,349 versus $230,234 for the same quarter last year, an increase of 192% illustrating the growth of the Company and the expanded effort to become revenue producing with the new technology. Significant costs occurred in this quarter to put the public and investor relations programs in place for the future, including $135,062 as the stock based cost for the warrants granted to an investor relations company in exchange for their future services.

         The Company has invested its idle cash resources in institutional money market interest bearing accounts and into A grade commercial paper at average yields of 6.75%. The net result is investment earnings this quarter of $159,570 versus $1,110 for the same quarter last year.

         The Company continues to have a burn rate (average monthly use of cash for overhead and operations) of approximately $250,000 per month. Additional cash is budgeted for procuring long lead-time components to support the anticipated production runs for the fourth quarter and beyond. While we have an arrangement with our manufacturer, Saturn Electronics and Engineering, Inc., to purchase parts inventory for our just-in-time production line needs, we will still purchase hard to find and very long lead time parts to insure adequate supplies for production line requirements. Therefore, it is critical to keep ready cash available to meet these needs on a short notice basis as we receive orders and increase production quantities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $2,000,000 in liquid money market accounts and $2,500,000 in short-term certificates of deposit at September 30, 2000 available to support the immediate cash needs of the operation. The term investments in certificates of deposit all mature within the next six months or less and will be kept totally liquid for general working capital as production commences in volume quantities. An additional $5,000,000 of cash is invested in commercial paper and matures in the next six to nine months.

After providing the liquidity for operations (if necessary) as discussed above, these monies may be re-invested in short-term commercial paper to earn the maximum earnings for a minimum amount of risk.

         At the current monthly burn rate for operations, the Company has approximately two years (i.e. through December, 2002) of operating capital in the bank and/or invested in short term investments. The anticipated revenue stream beginning in the fourth quarter 2000 will partially offset the cost of operations and in effect lengthen the period of time for measuring the number of months and the adequacy of our cash reserves.

         Capital to purchase additional equipment and further protect our technology with patent processing, both domestically and internationally, will be supplied with current funds. The estimate for these needs is $250,000 for equipment and additional office space in early 2001 and $50,000 for patent work. The Company does not currently anticipate a need for additional debt or equity capital at this time for operations or growth beyond the total amount of resources on hand. However, should product demand exceed our current level of expectations resulting in larger and/or more concentrated production runs, we may need to secure additional work in process and inventory type financing to support higher cash flows.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         See the Quarterly Financial Statement Notes for the discussion of the issuance of employee stock options and Director's options during this quarter. All exercise of options were covered by a Form S-8 registration statement filed with the SEC. Certain employees exercised their options by using the cashless feature of the Incentive Stock Option Plan ("ISOP") and subsequently sold shares; some employees had to exercise their options to prevent losing them when they left the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         There  was  no  annual  meeting  held  and  no  matters   submitted  to
shareholders for vote.

ITEM 5.  OTHER INFORMATION

         On September 1, 2000, we signed a 12 month contract with Pfeiffer Public Relations, Inc. ("PPR") to provide investor public relations services to us. PPR is paid base compensation of $7,000 per month and has been issued warrants to purchase 30,000 shares of restricted common stock at $9.50 for 10,000 shares, 10,000 shares at $12.50 and 10,000 shares at $15.50. The warrants are fully vested. The contract may be canceled by either party on 30 days notice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Exhibit No.            Description                                 Page No.
-----------            -----------                                 --------
27.0                   Financial Data Schedule                          19


(b) The Company did not file any Form 8-K reports during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                   ONLINE POWER SUPPLY INC.
                                                   (Company)



Date:   November 3, 2000               By:          /s/   Kris Budinger
                                                 ----------------------
                                                 KRIS BUDINGER,
                                                 CEO and President

Date:   November 3, 2000               By:          /s/   Richard L.  Millspaugh
                                                 -------------------------------
                                                 RICHARD L. MILLSPAUGH,
                                                 Chief Financial Officer