Form 10KSB
period 2000-12-31
ONLINE POWER SUPPLY INC
filed 2001-03-30
CIK 1101152

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Annual report  pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the fiscal year ended December 31, 2000.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _____ to _____

Commission file number   000-29669

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                 Nevada                                      84-1176494
----------------------------------------------------    ------------------------
         (State or other jurisdiction of                (I.R.S. Employer ID No.)
          incorporation or organization)

 8100 South Akron Street, Suite 308, Englewood, CO              80112
---------------------------------------------------     ------------------------
    (Address of principal executive offices)                  (Zip Code)

Company's telephone Number:  (303) 741-5641

Securities registered pursuant to Section 12 (b) of the Act:

Securities registered pursuant to Section 12 (g) of the Act:

                                  COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of Class)
                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant as required to file such reports) YES X, and (2), has been subject to such filing requirements for the past 90 days. YES X

         Indicate by check mark if disclosure of delinquent filers,  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues in fiscal year 2000 were $104,441.

         Aggregate market value of the voting stock held by non-affiliates as of March 13, 2001: $74,375,000

         Number of common shares outstanding as of December 31, 2000: 21,243,155 shares.

         Documents incorporated by reference: None, except for certain exhibits (see Item 13).

         Transitional Small Business Disclosure Format:    Yes __   No X

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Except for the historical information, all of the information which is contained in this Form 10-KSB is comprised of "forward looking" statements within the Exchange Act of 1934. Specifically, all statements in this Report (other than statements of historical fact) regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management. These statements involve known and unknown risks, including the risks resulting from economic and market conditions, accurately forecasting operating and capital expenditures and capital needs, the uncertainties of litigation, and other business conditions. The use in this Report of the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue," and "intend" and similar words or phrases, are intended by us to identify forward-looking statements (also known as "cautionary statements"). These statements reflect our current views with respect to future events. They are subject to the realization in fact of assumptions, but our actual operating results and financial performance may prove to be very different from what we now predict or anticipate.

         Although we believe that our assumptions are reasonable, we cannot assure you they will prove to be correct. Based on changing conditions, should any one or more of the risks or uncertainties inherent in our business materialize, or should any of our underlying assumptions prove incorrect, operating results may vary substantially from what we now anticipate, believe, estimate, expect, or intend. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         We originally organized as a Colorado corporation in 1991 under the name Roth Financial Fitness, Inc. to market self-help financial fitness and wealth-building videos and workbooks through infomercials and television advertising. This business was not successful and the plan of operations was abandoned in late 1994. In July 1995, we changed our name to OnLine Entertainment, Inc. and developed a business plan to sell music and film entertainment products through the Internet. This business was not successful and was abandoned in 1996.

         We entered the electronic product business in 1996 when we acquired 100% of the stock of Glitch Master Marketing, Inc. in a stock-for-stock transaction treated for accounting purposes as a recapitalization of that entity, with that entity as the acquiror. We kept the OnLine Entertainment, Inc. name until December 1999.

         In 1997 we formed OnLine Power Supply, Inc., a Colorado corporation, as a 100% subsidiary of OnLine Entertainment, Inc. and with it, acquired Renaissance Systems, Inc., to develop new products in the power supply business (Renaissance was not continued as a separate subsidiary). In December 1999 the two subsidiaries, OnLine Power Supply, Inc. and Glitch Master Marketing, Inc., transferred their assets and liabilities to us and the subsidiaries were dissolved. At the same time, we changed our name to OnLine Power Supply, Inc. and at that time changed our stock symbol to "OPWR" from "ONLN." Our business is the design, manufacture and sale of "AC to DC" power supply systems for electronic devices. Through 1999 we made and sold a computer power interruption circuit under the name "Glitch Master." This part of our business was discontinued in early 2000.

     (a)(1) FORM AND YEAR OF ORGANIZATION. A Nevada corporation (originally a Colorado corporation formed in 1991, then changed to Nevada corporate domicile in 1995.)

     (a)(2) ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING.  None

     (a)(3) ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS. None in 1998, 1999 or 2000.

     (b) CURRENT BUSINESS (BUSINESS OF THE ISSUER). We have developed patented and patent-pending proprietary technology for what we believe are better power supply systems for electronic devices for our OnLine Power Supply, "OPS," line of products. The electrical current (power supply) going into such devices has to be converted and controlled so the power is constantly and evenly supplied in the right format. Computers, for example, must use direct current (steady flow, or "DC"), but most output from electrical suppliers (utilities) is alternating current ("AC"). There is a power supply system in every computer which converts the AC power into DC. AC-DC devices are hooked up to DC-DC devices in the computer. These computers are used in personal computing, office environments, industrial applications, telecommunication switching stations, and a host of other uses.

         We estimate that the total annual United States market for the size of AC to DC power supply systems which we have designed and are designing to date, and will continue to improve on with different applications, is approximately $4 billion, meaning that original equipment manufacturers ("OEM") and end users in the United States buy that dollar volume every year. This represents about 70% of the AC-DC device market (the balance of the market is for DC-DC devices). Another $5 billion is spent on AC-DC systems in Europe and

Asia every year. Our business model projects that our OPS line may start to be "designed into" new generations of smaller advanced electronic devices by a number of manufacturers, and in late 2000 we were awarded a contract to supply a specially designed power factor correction (PFC) unit to fit into a large telecommunications hardware manufacturer's new line of wireless telecommunication infrastructure. Our competitors' current products will not fit the new generations' standards of efficiency, size and weight which the manufacturers appear to be adopting on their own. Therefore, our products should enable us to capture a share of the annual market.

         Our offices are located at 8100 South Akron, Suite 308, Englewood, Colorado 80112; telephone 303.741.5641 (fax 303.741.5679).

     (b)(1)     PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS.

         There are two basic technologies for converting AC power to DC power: linear and switching. Linear power supply technology has been around since the turn of the century. It consists of a transformer, bridge rectifier and a filter cap. It is bulky, heavy and very inefficient, dissipating over 50% of its power to heat.

         Thirty years ago, electrical engineers discovered how to increase the efficiency and size of the linear power supply by immediately changing AC power to DC power then switching the transformer on and off at high speeds to create the flow of power across the transformer. This is known as switching technology. The downfall of this technique is noisy power (switching the transformer on and off create huge surges, spikes, harmonics, and radiated noise in systems). However, motors and logic circuits don't mind this noise. Therefore, the computer industry exclusively uses these power supplies. They are large and inefficient. Because they are inefficient, a lot of electrical power going into the system is wasted and lost to heat; almost all computers using the traditional switching technology must use ventilating fans to keep the systems' operating temperatures cool. Also, more capacity (a bigger system) is needed to compensate for inefficiencies.

         We believe we have developed a significant improvement to the switching technology, by designing semi-conductor controls into the switching technology to create high efficiency systems that enhance voltage conversion.

         Our technology, which is exclusively owned, will produce power supply products for applications in the electronics industry, including the telecommunication, industrial, commercial, medical, government, and computer markets. Prototype products were developed, patents filed, and limited product orders filled starting in the fourth quarter of 2000 and have continued into the current fiscal year (2001). One patent has been granted to date by the United States Patent and Trademark Office (Pat. No. 5,798,671) which relates to our earlier versions of the OPS products (power corrected front-end modules). An application for another patent was filed in 1999 which covers numerous refinements and improvements to the OPS technology. The second patent is now in review at the United States Patent and Trademark Office. Certification by Underwriters Laboratories has been received for certain components of the OPS products.

         Discussions with a number of large corporations are ongoing for possible contracts to buy our products. To date, a limited number of units have been ordered by one customer. See "PFC Orders 2000 and First Quarter 2001."

         As discussed below in this report, manufacturing will be done by others, so we won't build factories. Our products are marketed by employees and independent distributors. We are estimating that if we obtain orders for our new products, our per unit sales price would range from $150.00 for the PFC to $600.00 for the 48 volt power supply now in development. (see further discussion in Power Supply Technology paragraph below)

PFC ORDERS 2000 AND FIRST QUARTER 2001

         In the last quarter of 2000, our PFC unit was selected by a large telecommunications company for incorporation into their wireless hardware infrastructure. We sold 600 PFC units for our customer's final evaluation. During this period of time and continuing into the first quarter of 2001, we refined the PFC design for this customer. As of March 13, 2001 we have received purchase orders from this customer for 3,700 PFC units and more units are forecasted to follow with delivery dates from January through December 31, 2001. Due to the limited order size and initial costs to establish a production line at our manufacturer, we cannot predict any profitability from these initial sales orders. In anticipation of substantial orders being received from this customer in the second and third quarters of 2001, we have ordered additional units to be built by our manufacturer and are committed to purchase advance quantities of certain critical components to complete the anticipated orders. Even though we are optimistic about the potential orders from this customer, we cannot predict the amount of actual orders with certainty at this time. We cannot identify the customer due to confidentiality agreements we have signed; however, we will disclose their identity as soon as we have permission from the customer to do so.

POWER SUPPLY TECHNOLOGY

         We believe our technology will produce a new generation of power supply devices. While new electronic products are being introduced in smaller, faster, more complex and more powerful configurations, the power supply, which is one of the most basic components of all electronics, has not changed its basic technology. Every electronic product today uses a 20-year-old inefficient technology to convert and control electronic applications. Current possibilities in electronics "architecture" are becoming limited by traditional power supply systems which are too large and heavy, and run inefficiently and generate significant amounts of heat (lost power). Present power systems also lose power at higher temperatures.

         For example, a traditional AC to DC power supply system for a computer usually operates at about 70% efficiency. Computer designers must design in power supplies which are rated significantly higher (usually 30% higher at a minimum) than the applications really needed. Fans are needed to keep temperatures at acceptable levels. Additional components and circuits help minimize the intrusion of spikes, harmonics, and radiated electrical "noise" which are unavoidable in the systems and still cannot be eliminated, even with the introduction of switching technology in the 1960s. These needed features add cost, complexity, size and weight to the end product, i.e. the power system. Therefore, while advances in circuit technology keep producing more powerful applications which need less space, the unchanged power supply technology keeps the overall size of the devices larger than necessary.

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

         In late 2000, we completed our first new technology product, the Power Factor Corrected Front End Module. In early 2001 we finished refinements to the first generation PFC and now are selling the "PFC Rev 13" unit version of the PFC. The PFC is a modular power supply that converts AC voltage to DC voltage. Any electrical machine, such as electronic equipment with "memory" supplied by a computer chip, requires DC voltage to operate. The PFC, in general, converts, translates and conditions AC voltage from the wall plug into DC power language that sophisticated electronic equipment can use efficiently. Our PFC's design, small size and weight provide flexibility to end-user design engineers, particularly in the telecommunications industry. This design allows our PFC to be utilized in distributed power systems or as a modification to existing power supplies that require power factor correction. The power factor correction brings the front-end voltage and current into phase and enables the unit to pull constant current from the power line. It eliminates damaging and inefficient harmonics and current spikes.

         We have obtained electrical certifications for the prototypes, and are completing development of our next new AC-DC technology, a 48 Vdc distributed power supply. We believe the 48 Vdc and the PFC will form the basis for approximately 30 product lines for different power requirements and commercial uses. The 48 Vdc power supply, incorporating our PFC technology, could have a very large potential market for us because of the advantages we will design into the product and the existing use of the 48 Vdc world wide.

TECHNICAL COMPARISONS OF OPS AND TRADITIONAL POWER SUPPLY DEVICES

         We have summarized in the chart below the benefits of our technology compared to the devices made by our competitors. The chart reflects a statistical analysis of our competitors' products as published in technical journals and trade magazines. Traditionally, power supply devices are evaluated according to their specifications, which are a demonstration of expected performance in the field. For example, a 1000-watt power supply rated at 70% efficiency will dissipate significantly more heat (300 watts). This condition would require a fan to keep moving air over the device to remove the heat buildup. This condition also would make such a unit less reliable because it operates in a narrow temperature range in a dramatically smaller space. Therefore, we believe that our power supply devices are smaller, lighter, more efficient, and more reliable. These benefits are summarized below.

OPS POWER SUPPLY FEATURES/BENEFITS        CONVENTIONAL SWITCH/LINEAR TECHNOLOGY

Weight - 1 lb. 9 ounces                           300w=5.5 lbs.
            (250-1000w)                           1000w=11.2 lbs.

Dimensions - 2.7" x 6.7" x 1.5"                   5" x 5" x 11" (1000w)
            27.13 cu. in.                         275 cu. in.
            (250-1000w)

93%-97.5% efficient                               50%-75% efficient

Fan may not be required - coolest in industry     Fan required - high heat

MTBF - 800,000 hours +                            MTBF - 100,000 hours

Hold up time - 300 ms +                           16 ms
Power Factor Correction <.999                     Power Factor typically .60
(Perfect Power Factor 1.0)
Power Density 18 watts/cu.in.

No minimum load required                          required

Power fail warning                                none

N + 1 Operation                                   N + 1 Operation

Small idling losses                               % idling losses

Operating temperature -55(0)C to 100(0)C          O(degrees)C to 60(degrees)C
No power deration due to temperature              typical loss 50% of power due
                                                  to temp. deration above
                                                  45(degrees)C

Output Power range - 250 watts to 9,600 watts     Multiple sizes and weights
Same size and weight

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

Smaller         OPS products have greater                            Smallest 1000 watt footprint
                watt per cubic inch power than                       is 5" x 5" x 11" (275 cu.in.)
                previously achieved.  Most models
                will fit into a 2.7" x 6.7" x 1.5" footprint
                (27.13 cu. in.)

Lighter         OPS products will weigh 1.9 lbs.                     Industry products weigh
                for 1000 watts unit.                                 12 -14 + lbs. for 1000 watts.

Cooler          Higher efficiencies result in smaller                Larger heat dissipations
                heat dissipations.  Most OPS                         cooled by low reliability
                products may not require a fan                       fans.
                for cooling.

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

POWER SUPPLY INDUSTRY

         The power supply industry is expected to show continued growth for the next four years. A recent report by Darnell Group, Inc., Norco, California, estimates that the worldwide market for AC/DC switching power supplies will be about $9 billion, with the United States accounting for $4 billion.

         The top 10 power supply manufacturing companies represented about 60% of the market in 1997. Ranked in order (and taking into consideration the merger between Computer Products and Zytec, which formed Artesyn) are: Lucent Technologies, Delta Products, Astec, Artesyn, Lite-On, Reltec, Vicor, Celestica, Lambda Electronics, and Cherokee International.

INDUSTRY TRENDS

         We believe, over the next five years, existing power supply manufacturers will be driven by the marketplace and must improve the performance of power supply products in order to remain competitive and/or continue in business. The electronics industry is under continuing pressure to reduce system sizes. The present power supplies require considerable amounts of space that must be reduced in size within the total system design. Major users of DC power supplies, such as computers and wireless base stations, have significantly reduced the size of their products over the last three years, but are still requiring ever smaller packages. The smaller the system size, the smaller the space to fit a power supply device which delivers more power.

         Through our new technological approach, we believe the OPS products will achieve all of the above improvements needed by the marketplace. We believe the industry will use these improvements to continue the race to design smaller and lighter power supplies. This will have considerable impact with respect to size, durability, and the rugged qualities of casing. For example, a high-end network file server would typically utilize 675-watt power supplies. Each power supply would be about 5" x 5" x 11", weigh 8.8 lbs. and be approximately 75% efficient. As a result, the case would have to occupy 15" of vertical space;
168.75 watts of consumed power would be lost to heat dissipation. By comparison, our OPS products would weigh a total of 3 lbs., utilize 6" of vertical space and dissipate only 141.75 watts of heat. These are significant improvements that will provide definite advantages to system design engineers in the future.

MANUFACTURING

         Manufacturing is conducted on a sub-contract (out-sourced) basis. Manufacturing facilities have been identified with certain characteristics that demonstrate the ability to produce quality and quantity to meet our expectations. These manufacturers specialize in the design and manufacture of power supplies for various applications to include facsimiles, printers, disk drives, telecommunication equipment, test instruments, and personal computers. Dedicated, innovative and energetic workforces, and modern facilities with proven technology characterize these high quality, cost effective manufacturing facilities. Production systems of the manufacturers have been approved by BAT and are also ISO 9001 and ISO 9002 and QS 9000 market certified companies. Performance of consistent timely delivery and a high degree of on-site engineering and quality control are specified. Initial production capabilities easily exceed 35,000 units per month. Statistical process control is fully applied in the production process.

         In December 1999, we established a manufacturing agreement with Saturn Electronics and Engineering, Inc., Auburn Hills, Michigan. Saturn is the exclusive global manufacturer of the OPS products we develop and sell, for the duration of the specific product families (front end units, and 48Vdc power supply.) To help finance our manufacturing costs (inventory of parts and engineering at Saturn), Saturn will buy the inventory and pay its own engineering costs, and will take security interests (pledges as collateral) in our customer purchase orders and accounts receivable. Terms are expected to be 30 days net payment from customers. Customer payments will be deposited into an escrow arrangement so that Saturn will recover its advances first before we receive any of the money. We will require our customers to pay an initial deposit equal to 30% of the order; these payments would be split 75% to Saturn and 25% to us. The 70% balance for the order when completed would be paid into the escrow by the customer upon delivery, with the net balance paid to us after Saturn deducts its costs and advances. In certain circumstances, there may be an advantage for the customer and for us for Saturn to act as the selling agent, because Saturn is a minority owned business. In these types of transactions, Saturn will receive a 5% markup on sales.

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

         In 2000, we placed our first order with Saturn to make 500 units of our PFC product and paid $60,832 of non-recurring engineering charges incurred by Saturn's staff in connection with the order. In 2001, we scaled this order back to 25 because we changed the product's design in minor respects (to develop the "Rev. 13" version). Due to the small size of this order, we paid for these units directly, including the engineering charges. Most of these charges involved test equipment required on Saturn's production line and tooling which Saturn put in place to build the OPS products. We own this equipment. We will have to pay for some similar charges as they are needed to build specific configurations of the line for customers, but these amounts will be reimbursed to us as payments are made from escrow. Delivery of the order is expected in March 2001; products will be used for demonstration and promotional purposes with distributors and potential customers.

(b)(2)   Distribution methods of the products or services (sales and marketing).

         Our initial sales and marketing strategy is to sell into the industrial, telecommunication, medical, government, military markets where current power supply solutions are vulnerable to, and can be replaced by, our products. These initial markets will have the greatest impact because they have established needs that are not adequately met by current industry products. Most device trends continue to be driven by combinations of needs for smaller, lighter, more efficient, and more reliable power supply solutions that demand cooler operation.

         A major part of our marketing efforts targets sales to original equipment manufacturers that put their own brand name on the device. This requires us to work with the design departments to satisfy unique product specification demands.

         To assist in the sales to OEM's and other industry markets, we have established a network of 13 independent sales representatives and value-added distribution companies, with combined staff of 100 people. The average experience of the personnel is 20 years. We have and will continue to select those representatives and distribution companies who have significant experience and expertise in the power supply industry. We believe that a well-informed and well-trained network of independent representatives and distributors will provide immediate and valuable exposure to those markets most likely to utilize our products.

         Independent sales representatives are appointed to market and sell OPS products in designated territories. They are required to adhere to all of our sales policies including pricing and terms in our approved price lists. We provide, at no cost to the representatives, copies of technical literature, promotional materials, and product samples. We will pay representatives 5% of gross sales in their territories, based on net invoiced price (total invoiced price less discounts, credits, allowances, freight charges and duties). Our agreements with the representatives each have a one-year term which can be renewed by us. Representatives are not allowed to market or sell products that compete with our products. Presently, the network of independent sales representatives and distribution companies extends through designated territories of the United States, Canada, Far East, Mexico, South America, and Europe.

         In the third or fourth quarter of 2001, we expect to increase our in-house sales force to support the network of distributors, representatives and OEM's. Our current engineers are able to provide technical support and provide design solutions to significant applications to the key decision makers at customers' offices (their engineers). We will be hiring more engineering people in this area as needed, probably in the second and third quarters of 2001.

(b)(3)  STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE. Not applicable.

(b)(4) COMPETITIVE BUSINESS CONDITIONS AND OUR COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION. See Power Supply Industry under
         (b)(1) above.

         Presently we are an insignificant player in the power industry because the current makers of power supply devices are well-established and selling high volumes of product. The competition has extensive resources in terms of customer history and market share, manufacturing facilities, operating capital, and distribution channels. We hope to compete favorably because of a superior line of OPS products which are smaller, lighter, cooler running and more output efficient. We think our technology produces design benefits and advantages that will prove attractive to the market and allow us to price our products competitively and possibly at a premium in some instances.

(b)(5) SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS.

         All of our OPS product manufacturing components are off the shelf items readily available from multiple sources; however, one major component is presently available from only one source in the United States. We have placed long lead orders for these critical components to insure adequate supplies for the timely scheduling of production at Saturn.

(b)(6)   DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS.  Not applicable

(b)(7)   PATENTS,  TRADEMARKS,   LICENSES,  FRANCHISES,   CONCESSIONS,   ROYALTY
         AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION.

         Not applicable, except for patents. One patent has been granted to date by the United States Patent and Trademark Office (Pat. No. 5,798,671) which relates to our earlier versions of the OPS products (power corrected front-end modules). An application for another patent was filed in 1999 which covers numerous refinements and improvements to the OPS technology. The second patent has been reviewed and the claim accepted as filed by the United States Patent and Trademark Office.

(b)(8) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES. Not applicable.

(b)(9) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATION ON OUR BUSINESS. Not applicable.

(b)(10) ESTIMATE OF RESEARCH AND DEVELOPMENT COSTS FOR LAST TWO FISCAL YEARS, AND IF APPLICABLE, THE EXTENT SUCH COSTS ARE BORNE DIRECTLY BY CUSTOMERS.

         In 2000 and 1999, we spent $1,410,256 and $455,435 on research and development of our PFC product, most of which will not be directly passed on to any one customer.

(b)(11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE, AND LOCAL) Not applicable.

(b)(12)  NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES.

         At December 31, 2000, we employed 22 people, 21 full-time. The number of total employees may increase to 38 in 2001.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our new office and laboratory space (occupied February 23, 2001 ) occupies 9,500 square feet of space and is leased through February 28, 2006 at a net rental rate of $10.50 per square foot per year. These offices were remodeled for our purposes and are suitable for our current level of administrative staff, engineering research and development areas, and sales. If we continue to grow, we may have to lease more space in the same building later (we have a right of first refusal to rent more contiguous space in 2002). We have general business insurance coverages for product liability, personal injury, fire damage and other casualty losses, in amounts we think are adequate. We don't own any real estate.

ITEM 3.  LEGAL PROCEEDINGS.

         A claim for damages against us (totaling $390,000 from a court case dating back to 1994) is being appealed to a Federal District Court Judge after a Magistrate ruled in our favor on the case in 1999. The original claim was the result of an aborted merger attempt between Max Music, Inc. and OnLine Entertainment, Inc. in 1994. The Magistrate recommended that the District Court enter judgment in our favor on the alleged claims.

         The trustee for the claimant (Max Music, Inc.) then filed objections to the Magistrate's findings and we have filed a reply to the objections with the District Court Judge. We believe our position will be upheld on appeal due to the original trying of facts in the case, but as in any litigation proceeding, the ultimate resolution is still unresolved and remains uncertain.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 7, 2000, the shareholders voted to approve the following matters at the annual shareholders' meeting:

     1.  Re-elect the Directors.

                                            For             Against      Abstain
                                            ---               ---          ---
         Kris M. Budinger                  11,250,531       28,170        77,079
         Thomas Glaza                      11,210,231       68,470        77,079
         Ronald W. Mathewson               11,250,531       28,170        77,079
         Gary R. Fairhead                  11,250,531       28,170        77,079

       2.Ratify appointment of auditors.

                                            For             Against      Abstain
                                            ---               ---          ---
                                           11,305,359       16,391        34,030

                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the over-the-counter Market on the OTC Electronic Bulletin Board (referred to sometimes as the OTCBB) under the symbol "OPWR." The high and low bid quotations for the common stock for the last two full years were as follows:

     QUARTER ENDED                       HIGH                       LOW
     -------------                       ----                       ---

     March 31, 1999                      $4.50                      $1.88
     June 30, 1999                       $4.75                      $2.50
     September 30, 1999                  $3.75                      $2.25
     December 31, 1999                   $6.75                      $2.65

     March 31, 2000                      $29.94                     $6.00
     June 30, 2000                       $13.75                     $5.38
     September 30, 2000                  $ 9.97                     $5.31
     December 31, 2000                   $11.03                     $5.69

         At March 13, 2001, we had 9 shareholders of record owning 2,800 shares of preferred stock (without designation), and approximately 1,917 shareholders of record owning 21,243,155 shares of common stock.

         We have not declared any dividends on the common stock and don't expect to declare any dividends in the foreseeable future. We will keep any future profits to expand our operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the audited financial statements filed with this report. Except for the historical information contained herein, this report contains forward looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and timing of market acceptance, as well as other risks. Please see "Disclosure Regarding Forward Looking Statements" at the beginning of this report.

BUSINESS PLAN STRATEGY

         Following the shutdown of our other product line activities (GlitchMaster circuits) at the end of 1999, we have focused on improving the patent pending technology now being marketed as a Power Factor Corrected Front End Module. (PFCFEM, also referred to as the "PFC unit"). The technology produces a unique module that is lighter in weight, smaller in size, more reliable, cooler to operate and can be designed into most other existing applications for AC/DC power conversion because of these enabling specifications.

         Product design engineers were the primary targets of the sales effort throughout the year 2000. A large telecommunications company has designed the PFC unit into the power controls of their wireless communications infrastructure program. Deliveries of evaluation units late in 2000 to this company have led to an initial customer forecast (to be ready) to supply 40,023 units during 2001, and an additional 20,448 units in the first quarter 2002, but this is just an estimate and actual orders and sales will be determined by sequential purchase orders for actual numbers of units and actual delivery dates. Other Fortune 100 companies are currently testing the technology, possibly for designing our unit into their product applications; orders from new customers in 2001 are anticipated as evaluations are completed.

         An intensive advertising and marketing campaign, developed with the help of one of the largest public relations agencies in the Denver area, has placed our product information with our targeted audience and programmed a sequence of advertisements in industry specific publications aimed at design engineers. Our website contains information about the company and the technology that has led to frequent requests for additional product information and sample units. Many potential users of the technology want to wait until our follow-along 48-volt power supply product line is available from us later in 2001.

         Production of the units is outsourced to Saturn Electronics and Engineering Inc. with the first large volume production runs scheduled for March 2001 and continuing thereafter. The production line at Saturn is fully automated and has been customized with various testing and assembly equipment components to allow large volumes of units to be manufactured with a minimum amount of problems. In anticipation of current and anticipated orders, long lead product components have been ordered from our suppliers to insure timely deliveries of parts for manufacturing.

         Unexpected delays in finalizing the PFC occurred while we solved a customer's request for higher operating specifications, which resulted in a slow start to sales of this line (small scale sales started in the fourth quarter
2000) while research and development and general administrative overhead expenses continued. Sales and deliveries of the PFC started in the first quarter of 2001. The net result of this decision to design the PFC to meet a common wireless telecommunication application is a more desirable product with applications in many other hostile environments. The better product affords us more "competitive distance" between the capabilities of our unit and other AC/DC units known to be available in the market place today. In addition, the improved product will be incorporated into the 48-volt power supply product line now in design stages, and will shorten the new product line's lead time to market.

         Our short term business strategy is to increase our product technology awareness by delivering our message to the power industry and to our potential customers through representatives, a network of distributors, direct advertising, the website and through our attendance at various power industry trade show events. The PFC unit serves to introduce our new design concepts for power correction to design engineers, while the new 48-volt unit, expected to be introduced in 2001, will be marketed as the preferred power supply product for many industrial applications.

         The timeline to introduce changes of this magnitude to a market can be long; however, we have already captured the attention of a significant number of major players in the power supply manufacturing industry. Continuing education for the product designers about the strategic design advantages of the new technology should lead to other "design in" awards and supplier agreements similar to the existing wireless telecommunication infrastructure application for which we have existing orders.

ANALYSIS OF FINANCIAL CONDITION

         Cash and short-term investments were $5,041,000 at January 1, 2000; the final proceeds from private sales of common stock added another $7,352,000 of cash for working capital in the first quarter of 2000. Therefore, cash and short-term investments at December 31, 2000 were approximately $8,899,000 after the losses in operations for the year consumed approximately $3,192,500 and capital asset purchases totaled approximately $274,400. Approximately $27,100 of cash was consumed for various balance sheet items.

         The relocation of the corporate offices and laboratory in February 2001 required approximately $200,000 in cash; however, now the ongoing cost of occupancy will only increase approximately $2,500 per month for the net addition of 5,000 square feet (50 %). The remainder of operating costs, including all research and development, are estimated to average $300,000 cash per month. Purchases of production line equipment and component parts are budgeted to require another $ 300,000 in cash during 2001.

         Our present cash and short-term investments, plus the interest earned thereon, will sustain operations at present budgeted levels until the end of 2002 without any net sales revenues, debt financing or raising of equity capital. Revenues will begin in the first quarter of 2001 and are projected to continue with an existing (and potential large volume) customer in the telecommunications industry.

         The present office and laboratory space (moved into March 1, 2001) will accommodate 40-45 employees and we expect to reach that level in the last two quarters of 2002; a contiguous space totaling 2,025 square feet could be available to us in 18 months on a first right of refusal basis to allow for growth beyond the existing leasehold.

         Our current ratio (current assets over current liabilities) is 15:1. Our quick ratio (defined as cash over accounts payable) is 10:1 Shareholders' equity at December 31, 2000 is $9,299,450 or $ .44 per outstanding share of stock. We have incurred no significant debt to support operations, except for a $43,066 bank loan used for purchasing equipment and $64,541 in remaining equipment lease obligations.

         As a result of the offer by the company in 1999 to refund certain stock investments made by shareholders in 1998 and 1999, a reserve for a potential liability was recorded at December 31, 1999 totaling $1,281,815. The offer was extended to approximately 360 investors and no one requested to have their money returned to cancel their investment. Therefore, all of the $1,281,815 in potential rescission liability was reclassified as equity capital contributions accordingly during 2000.

RESULTS OF OPERATIONS

         The year over year analysis of the net operating revenues reflects a shutdown of the business of selling GlitchMaster products during 1999 and only nominal sales (for evaluation purposes) of the PFC unit during the fourth quarter of 2000. Revenue in 1999 is for a discontinued product line and the revenue in 2000 is the result of deliveries of sample units of the new product line. Some of the non-recurring engineering costs (at Saturn) have been charged to the first production line units of the PFC in 2000 and produced a gross loss of $30,687 because the resulting total absorbed cost of each unit exceeded the selling price to the customers.

         At the end of 1999, the development effort to complete the newly patented technology was in full operation. The company had 19 full time people dedicated to making bench test and prototype units, introducing the technology to the customers and achieving a fully reporting company administration level. Overhead for 2000 grew from $175,000 per month to $300,000 per month as the head count increased, legal and accounting increased and other costs increased as a result of the out placement of the public relations, advertising, certain marketing, and investor relations functions.

         The research and development costs, including test parts, contract manufacturing of boards and housings, independent lab testing of the units, travel costs associated with the establishment of the contract manufacturer's agreement and general costs of the laboratory operation, increased from $455,435 in 1999 to $1,410,256 in 2000. The benefit of spending six additional months in 2000 and an additional $1,000,000 is the improvement of the PFC unit (initially completed in December, 1999) to include a greater operating voltage range, more advantageous EMI levels, a smaller housing, greater reliability, added startup and sharing features, as well as overall improved operating performance specifications.

         Non cash stock based compensation cost of $363,117 for the year ended December 31, 2000 was the result of recording of the estimated cost to the company of exercised stock options by certain ex-employees as required by the recent FIN 44 and other accounting pronouncements. These options were exercised on a "cashless" basis, a feature of our incentive stock option plan that has since been discontinued.

         Selling, general and administrative expenses increased from $1,096,891 in 1999 to $2,493,268 in 2000, partially as a result of several non-recurring expense items: (A) $244,033 to record the severance package of a senior officer who retired during 2000; (B) $150,000 of increased legal and accounting costs to become an SEC full reporting company; and (C) the cost for initiating the public and investor relations programs of approximately $384,000 and upfront costs of marketing and advertising costs totaling approximately $285,000.

         Sales of the PFC and the awaited completion and release of the developing 48-volt power supply should result in quarter over quarter increasing sales during 2001. Operating losses are still expected during the first three quarters of the year, however, sufficient sales in the fourth quarter may generate profits for the quarter and help reduce or eliminate any operating losses for the full year. The costs of research and development will continue at levels experienced in 2000 and may increase during 2001 as the laboratory and support staff continues to grow.

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements meeting the requirements of Regulation S-B follow.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES



                                Table of Contents

                                                                          Page

Independent Auditors' Report.................................................18

Consolidated Financial Statements

        Consolidated Balance Sheet...........................................19

        Consolidated Statements of Operations................................20

        Consolidated Statement of Shareholders' Equity ......................21

        Consolidated Statements of Cash Flows................................23

Notes to Consolidated Financial Statements...................................25

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
OnLine Power Supply, Inc. and Subsidiaries
Englewood, Colorado


We have audited the accompanying consolidated balance sheet of OnLine Power Supply, Inc., and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OnLine Power Supply, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.





                                            Ehrhardt Keefe Steiner & Hottman PC
February 16, 2001
Denver, Colorado

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 2000


                                                             Assets
Current assets
   Cash                                                                              $  3,181,728
   Certificates of deposit                                                                650,000
   Short term investments in commercial paper                                           5,067,156
   Accounts receivable, net of allowance for uncollectible
    accounts totaling $187                                                                 29,819
   Other receivable                                                                        40,050
   Inventory                                                                               79,643
   Accrued interest receivable                                                             50,239
   Prepaid expenses                                                                       128,184
                                                                                     ------------
         Total current assets                                                           9,226,819

Property and equipment, less accumulated depreciation of $138,148                         434,437
Equipment under capital leases, less accumulated depreciation of $28,987                   72,976
Goodwill, less accumulated amortization of $157,076                                       104,718
Acquired technology costs, less accumulated amortization of $76,440                        50,960
Patent, less accumulated amortization of $8,387                                            58,582
Other assets                                                                               18,114
                                                                                     ------------
Total assets                                                                         $  9,966,606
                                                                                     ============

                                              Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                                  $    379,836
   Equipment note payable, current maturity                                                19,840
   Current maturities on capital lease obligations                                         31,212
   Accrued interest payable                                                                19,063
   Officer's retirement liability                                                         108,000
   Other                                                                                   52,650
                                                                                     ------------
         Total current liabilities                                                        610,601
                                                                                     ------------
Long-term liabilities
   Capital lease obligations, less current maturities                                      33,329
   Note payable, less current maturity                                                     23,226
Total long-term liabilities                                                                56,555
                                                                                     ------------
         Total liabilities                                                                667,156
                                                                                     ------------

Shareholders' equity
   Preferred stock, $.0001 par value; 1,000,000 shares authorized; 2,800 shares
    issued and outstanding                                                                   --
   Common stock; $.0001 par value; 50,000,000 shares authorized; 21,243,155
    shares issued and outstanding                                                           2,124
   Additional paid-in capital                                                          29,277,729
   Stock option notes receivable                                                          (83,127)
   Retained deficit                                                                   (19,897,276)
                                                                                     ------------
         Total shareholders' equity                                                     9,299,450
                                                                                     ------------
Total liabilities and shareholders' equity                                           $  9,966,606
                                                                                     ============

                 See notes to consolidated financial statements

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                         For the Years Ended
                                                             December 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
Net sales                                            $    104,441    $    299,408
Cost of sales                                             135,128         233,386
                                                     ------------    ------------
     Gross profit (loss)                                  (30,687)         66,022
                                                     ------------    ------------
Other operating costs and expenses
   Research and development                             1,410,256         455,435
   Stock-based compensation                               363,117            --

Selling, general and administrative expenses            2,493,268       1,096,891

Other
   Loss on sale of assets                                   2,983             437
   Loss on write-down of inventory                           --            41,616
   Gain on settlement of accounts payable                    --            (3,314)
                                                     ------------    ------------
                                                        4,269,624       1,591,065
                                                     ------------    ------------
     Loss from operations                              (4,300,311)     (1,525,043)

Interest income                                           551,018          15,421
Interest (expense)                                        (37,079)        (50,733)
Losses from litigation settlements                           --           (28,000)
                                                     ------------    ------------
     Net (loss)                                        (3,786,372)     (1,588,355)

Preferred stock dividends                                    --        (4,949,407)
                                                     ------------    ------------

Net (loss) available to common shareholders          $ (3,786,372)   $ (6,537,762)
                                                     ============    ============

Basic weighted average common shares outstanding       19,119,813      12,491,158
                                                     ============    ============

Basic loss per common share                          $       (.20)   $      (0.13)
                                                     ============    ============

Diluted weighted average common shares outstanding     19,119,813      12,491,158
                                                     ============    ============

Diluted loss per common share                        $       (.20)   $      (0.13)
                                                     ============    ============

                 See notes to consolidated financial statements

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                   December 31, 1998 through December 31, 2000


                                                                                                               Series A Cumulative
                                                                                 Preferred Stock                 Preferred Stock
                                                                              -----------------------     --------------------------
                                                                                                                             Stated
                                                                              Shares        Par Value        Shares          Value
                                                                              --------      ---------      ---------      ----------
Balance, December 31, 1998                                                      12,467              1       125,000        250,000

Cumulative preferred stock issued in private placement                            --             --          25,600         51,200

Common stock issued for services                                                  --             --            --             --

Common stock issued for sales commissions                                         --             --            --             --


Conversion of non-cumulative preferred stock to common stock                    (2,000)          --        (125,000)      (250,000)

Common stock issued for retirement of debt                                        --             --            --             --

Common stock issued in private placement                                          --             --            --             --

Stock offering costs                                                              --             --            --             --

Stock subject to rescission                                                       --             --            --             --

Declaration of 6% preferred stock dividend on cumulative preferred stock          --             --           7,860         15,720

Conversion of cumulative preferred stock to common stock                          --             --         (33,460)       (66,920)

Net (loss) for the year ended December 31, 1999                                   --             --            --             --
                                                                              ---------     ---------      ---------      ---------


                 See notes to consolidated financial statements

                                      21a

                  ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                   December 31, 1998 through December 31, 2000
                               (continued)

                                                                                 Series B Cumulative
                                                                                   Preferred Stock                Common Stock
                                                                              ------------------------    --------------------------
                                                                                              Stated
                                                                                Shares        Value         Shares         Par Value
                                                                              ---------     ---------     ----------       ---------
Balance, December 31, 1998                                                        --             --       11,846,826          1,185

Cumulative preferred stock issued in private placement                         272,750        545,501           --             --

Common stock issued for services                                                  --             --           25,000              2

Common stock issued for sales commissions                                         --             --          336,350             34

Conversion of non-cumulative preferred stock to common stock                      --             --          254,000             25

Common stock issued for retirement of debt                                        --             --           53,571              5

Common stock issued in private placement                                          --             --        3,222,104            322

Stock offering costs                                                              --             --             --             --

Stock subject to rescission                                                       --             --       (1,243,151)          (124)

Declaration of 6% preferred stock dividend on cumulative preferred stock        26,574         53,148           --             --

Conversion of cumulative preferred stock to common stock                      (299,324)      (598,649)     1,216,268            122

Net (loss) for the year ended December 31, 1999                                   --             --             --             --
                                                                              ---------     ---------      ---------      ---------



                 See notes to consolidated financial statements

                                      21b

                  ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                   December 31, 1998 through December 31, 2000
                               (continued)

                                                                             Additional     Stock                          Total
                                                                              Paid-in    Option Notes     Retained     Shareholders'
                                                                              Capital     Receivable      (Deficit)        Equity
                                                                             ---------    -----------    -----------   -------------
Balance, December 31, 1998                                                   8,879,706    $      --      $(9,573,142)     (442,250)

Cumulative preferred stock issued in private placement                            --             --            --          596,701

Common stock issued for services                                                62,835           --            --           62,837

Common stock issued for sales commissions                                      252,229           --            --          252,263

Conversion of non-cumulative preferred stock to common stock                   249,975           --            --             --

Common stock issued for retirement of debt                                     149,995           --            --          150,000

Common stock issued in private placement                                     6,443,891           --            --        6,444,213

Stock offering costs                                                          (959,699)          --            --         (959,699)

Stock subject to rescission                                                 (1,281,691)          --            --       (1,281,815)

Declaration of 6% preferred stock dividend on cumulative preferred stock          --             --            --           68,868

Conversion of cumulative preferred stock to common stock                     6,117,587           --            --        5,452,140

Net (loss) for the year ended December 31, 1999                                   --             --      (6,537,762)    (6,537,762)
                                                                            ----------    ----------     -----------    -----------


                 See notes to consolidated financial statements

                                       21c

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                   December 31, 1998 through December 31, 2000
                                  (continued)


                                                                                                             Series A Cumulative
                                                                                  Preferred Stock              Preferred Stock
                                                                             -------------------------     -----------------------
                                                                                                                          Stated
                                                                              Shares        Par Value       Shares        Value
                                                                             --------      -----------     --------    -----------

Balance, December 31, 1999                                                   10,467              1           --            --

Conversion of non-cumulative preferred stock to common stock                 (7,667)            (1)          --            --

Stock offering costs (36,624 shares issued at $2 per share included)           --             --             --            --

Common stock issued in private placement                                       --             --             --            --

Reverse rescission liability                                                   --             --             --            --

Stock exchanged for public relations fees                                      --             --             --            --

Stock exchanged for consulting services                                        --             --             --            --

Warrants granted for investor relations services                               --             --             --            --

Stock issued in exercise of options                                            --             --             --            --

Options granted (directors)                                                    --             --             --            --

Net (loss) for the year ended December 31, 2000                                --             --             --            --
                                                                            --------      ----------     -----------   ----------
Balance, December 31, 2000                                                    2,800       $   --             --        $   --
                                                                            ========      ==========     ===========   ==========

                 See notes to consolidated financial statements

                                      22a

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                   December 31, 1998 through December 31, 2000
                                  (continued)


                                                                               Series B Cumulative
                                                                                 Preferred Stock                Common Stock
                                                                            ------------------------    --------------------------
                                                                                           Stated
                                                                             Shares        Value         Shares         Par Value
                                                                           ---------     ---------     ----------       ----------

Balance, December 31, 1999                                                         --          --       15,710,968         1,571

Conversion of non-cumulative preferred stock to common stock                       --          --           15,334             1

Stock offering costs (36,624 shares issued at $2 per share included)               --          --           36,624             4

Common stock issued in private placement                                           --          --        4,148,216           415

Reverse rescission liability                                                       --          --        1,243,151           124

Stock exchanged for public relations fees                                          --          --           10,000             1

Stock exchanged for consulting services                                            --          --            8,124             1

Warrants granted for investor relations services                                   --          --             --            --

Stock issued in exercise of options                                                --          --           70,738             7

Options granted (directors)                                                        --          --             --            --

Net (loss) for the year ended December 31, 2000                                    --          --             --            --
                                                                            ----------    ----------    ----------     ---------
Balance, December 31, 2000                                                         --     $    --       21,243,155     $   2,124
                                                                            ==========    ==========    ==========     =========

                 See notes to consolidated financial statements

                                      22b

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                   December 31, 1998 through December 31, 2000
                                  (continued)

                                                                         Additional        Stock                          Total
                                                                          Paid-in       Option Notes     Retained     Shareholders'
                                                                          Capital        Receivable      (Deficit)        Equity
                                                                         ---------       -----------    -----------   -------------

Balance, December 31, 1999                                               19,914,828            --       (16,110,904)      3,805,496

Conversion of non-cumulative preferred stock to common stock                   --              --              --              --

Stock offering costs (36,624 shares issued at $2 per share included)       (944,825)           --              --          (944,821)

Common stock issued in private placement                                  8,296,017            --              --         8,296,432

Reverse rescission liability                                              1,281,691            --              --         1,281,815

Stock exchanged for public relations fees                                    59,999            --              --            60,000

Stock exchanged for consulting services                                      24,934            --              --            24,935

Warrants granted for investor relations services                            135,065            --              --           135,065

Stock issued in exercise of options                                         446,237         (83,127)           --           363,117

Options granted (directors)                                                  63,783            --              --            63,783

Net (loss) for the year ended December 31, 2000                                --              --        (3,786,372)     (3,786,372)
                                                                       ------------    -------------   -------------   -------------
Balance, December 31, 2000                                             $ 29,277,729    $    (83,127)   $(19,897,276)   $  9,299,450
                                                                       ============    =============   =============   =============


                 See notes to consolidated financial statements

                                       22c

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                     For the Years Ended
                                                                                        December 31,
                                                                                --------------------------
                                                                                    2000           1999
                                                                                -----------    -----------
Cash flows from operating activities
   Net loss                                                                     $(3,786,372)   $(1,588,355)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                  199,080        116,821
     Gain on write-off of accounts payable                                             --           (3,314)
     Stock based compensation                                                       363,117           --
     Options issued for services                                                    198,848           --
     Common stock issued for services                                                84,935         62,839
     Write-down of inventory to fair value                                           37,368         41,616
     Loss on sale of asset                                                            2,983            437
     Changes in certain assets and liabilities
       Receivables, inventory and other current assets                             (306,364)        (1,673)
       Accounts payable and other current liabilities                                13,912         58,213
                                                                                -----------    -----------
                                                                                    593,879        274,939
                                                                                -----------    -----------
         Net cash (used in) operating activities                                 (3,192,493)    (1,313,416)
                                                                                -----------    -----------
Cash flows from investing activities
   Cash received from maturity of certificates of deposit                         2,450,000           --
   Purchases of equipment                                                          (274,437)      (125,641)
   Payments to acquire patent                                                       (41,438)       (23,977)
   Purchases of certificates of deposit                                                --       (3,100,000)
   Purchases of short term investments                                           (5,067,156)          --
                                                                                -----------    -----------
         Net cash (used in) investing activities                                 (2,933,031)    (3,249,618)
                                                                                -----------    -----------
Cash flows from financing activities
   Proceeds from sale of stock                                                    8,296,432      7,040,914
   Payments for offering costs                                                     (944,821)      (495,973)
   Principal payments on capital leases                                             (28,061)        (9,362)
   Payments on line of credit                                                          (731)          --
   Proceeds from debt issuance                                                       60,000        177,000
   Principal debt payments                                                          (16,934)      (359,519)
                                                                                -----------    -----------
         Net cash provided by financing activities                                7,365,885      6,353,060
                                                                                -----------    -----------
Net increase in cash                                                              1,240,361      1,790,026

Cash - beginning of year                                                          1,941,367        151,341
                                                                                -----------    -----------
Cash - end of year                                                              $ 3,181,728    $ 1,941,367
                                                                                ===========    ===========

(Continued on next page.)

                See notes to consolidated financial statements.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES


(Continued from previous page.)


Supplemental disclosure of cash flow information:
         Cash paid for interest during the years ended December 31, 2000 and 1999 was $28,651 and $56,009, respectively.

Non-cash investing and financing transactions:
         Conversion of debt to common stock for the year ended December 31, 1999 was $150,000.
         Acquisition  of  equipment  under  capital  leases for the years  ended
          December 31, 2000 and 1999 was $24,002 and $77,962, respectively. During the year ended December 31, 2000, 7,667 shares of the outstanding preferred stock were converted into 15,334 shares of the Company's common stock.
         Warrants for the purchase of 70,501 shares of the Company's common stock were exercised during the year ended December 31, 2000 with notes totaling $154,205 received as consideration.
         The Company  issued 36,624 shares of common stock during the year ended
          December 31, 2000 as payment for costs related to the private offering of stock for sale.
         During the year ended December 31, 2000 the liability for common stock rescission was reclassified to common stock and additional paid-in capital upon expiration of the rescission rights.


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

Basis of Consolidation
----------------------

The consolidated financial statements for the year ended December 31, 1999 include the accounts of OnLine Power Supply, Inc. (formerly OnLine Entertainment, Inc.) and its wholly owned subsidiaries, Glitch Master Marketing, Inc. and OnLine Power Supply, Inc. (collectively, the "Company"). All significant inter-Company transactions and accounts were eliminated in the consolidated financial statements. The financial statements for the year ended December 31, 2000 are for Online Power Supply Inc., the remaining parent Company, after the wholly owned subsidiaries were liquidated into the parent at December 31, 1999.

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

Inventory
---------

Inventory consists of power supply manufacturing component parts purchased in the ordinary course of business. The inventory is stated at the lower of cost or market; the cost is determined by the average cost method. The inventory of parts will be used in the manufacture of the power factor corrected front end modules during the next operating cycle and the quantities are necessary to meet the production scheduling without interruptions caused by delays related to the parts procurement process.

Property, Depreciation and Maintenance
--------------------------------------

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income.

Amortization
------------

Amortization of intangible assets is calculated using the straight-line method over five years. Total amortization expense for the years ended December 31, 2000 and 1999 is $85,733 and $78,150 respectively. Amortization expense of $0
(2000) and $25,791 (1999) has been recorded as research and development costs.

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

Reclassifications
-----------------

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the financial statement presentation in the current year.

Impairment of Long-Lived Assets
-------------------------------

The Company follows Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows.

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

Marketable Securities
---------------------

The Company classifies its investment securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholder's and member's equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Marketable Securities (continued)

Realized gains and losses for securities classified as available-for-sale and held-to-maturity are recognized in earnings upon sale or redemption at maturity. The specific identification method is used to determine the cost of securities sold. Discounts or premiums are accreted or amortized using the level-interest-yield method to the earlier of the call date or maturity of the related held-to-maturity security.

The Company accounts for its short-term investments in commercial paper as held-to-maturity securities recorded at amortized cost.


Stock-Based Compensation
------------------------

The Company accounts for any stock-based compensation plans using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB25). Compensation cost for stock options, if any, is measured as the excess of the quoted market prices of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", (SFAS 123) was issued in October 1995. This accounting standard permits the use of either a fair value basis method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 125) to account for stock-based compensation arrangements.
Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provision of APB 25 and, accordingly, has included the pro forma disclosures required under SFAS 123 in Note 5.

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings per common share have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflect the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options. All periods presented have been restated to reflect the adoption of this standard. In 2000 and 1999, respectively, 3,447,421 and 1,966,568 shares were excluded from the diluted earnings per share calculation, as these shares were anti-dilutive. Had these shares been included in the calculation, diluted weighted average common shares outstanding would have increased to 21,708,531 and 14,776,519 in 2000 and 1999, respectively.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Concentrations and Credit Risk
------------------------------

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions and institutional money market accounts, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (FDIC). The maximum loss that would have resulted from that risk totaled $8,598,884 at December 31, 2000 and $4,847,344 at December 31, 1999, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by federal insurance. The Company has not experienced any losses to date in such accounts and believes that any future risk of losses is minimal.

Approximately 53% of the Company's net sales in 2000 were from one customer. Another customer was responsible for approximately 48% of the Company's net sales in 1999.


NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following:

                                                      December 31,
                                                 ----------------------
                                                   2000          1999
                                                 ---------    ---------
Furniture and fixtures                           $  23,145    $  13,500
Trade show exhibit booth                            96,343       96,343
Engineering and other equipment                    415,040      181,740
Computers                                           90,444       79,162
Software                                            49,576       24,465
                                                 ---------    ---------
                                                   674,548      395,210
Less accumulated depreciation                     (167,135)     (69,906)
                                                 ---------    ---------
                                                 $ 507,413    $ 325,304
                                                 =========    =========

Depreciation expense for the years ended December 31, 2000 and 1999 totaled $113,347 and $38,671, respectively. In 2000 and 1999, $0 and $15,567 of depreciation expense was included in research and development costs.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 3 - SHORT-TERM DEBT
------------------------

Short-term debt consisted of the following note payable:
                                                                December 31,
                                                           ---------------------
                                                             2000        1999
                                                           --------    ---------
Note payable to bank,  collateralized
by equipment and certificates of deposit,
due in monthly installments of $1,866
including interest and matures January 2003.               $ 19,840    $      --
                                                           --------    ---------

Line-of-Credit
--------------

The Company had a $50,000 revolving line-of-credit, which was paid in full during 2000.

Stock Rescission Offer
----------------------

The Board of Directors approved on December 1, 1999 the conversion of all preferred A & B shares into two common shares for one preferred share. The Board of Directors also approved an offer to rescind all original preferred share and certain common share purchaser's investment plus interest because the Company believes that these offerings may have been conducted without a proper exemption pursuant to the regulations in the Securities Act of 1933. A liability has been accrued at December 31, 1999 in the amount of original shareholder's investment plus 7% interest per annum for 18 months. The rescission offer expired in April 2000 without any requests for refunds of the shareholders' investments, therefore, 100% of the liability was reversed and restored as equity in April 2000.

NOTE 4 - OTHER LIABILITIES
--------------------------

During 1994 and 1995, the Company incurred approximately $118,000 of trade payables as a result of a discontinued line of business. The remaining liabilities total $65,340 at December 31, 2000. Some are secured by judgments against the Company and some of the creditors are not currently pursuing the payment of their claims.


NOTE 5 - SHAREHOLDER'S EQUITY
-----------------------------

Preferred Stock
---------------

On December 7, 1999, the Company's Board of Directors approved the payment of a 6% preferred stock dividend on 131,000 shares of preferred A and 442,700 shares of preferred B stock. A total of 7,860 shares of preferred A and 26,574 shares of preferred B were issued as stock dividends during 1999.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 5 - SHAREHOLDER'S EQUITY (CONTINUED)
-----------------------------------------

Preferred Stock (continued)
---------------------------

At the time of the conversion of the preferred shares into common shares, the common shares were trading on the over the counter market at $5.03 per share. The preferred A and preferred B shareholders have the privilege of converting their shares into common stock at an effective investment cost of $1.00 per common share. The resulting conversion transaction resulted in a beneficial conversion to the shareholders and a charge to the Company of $4,901,438, which is the difference of the current market trading price per share and the effective $1.00 per share investor cost times the number of common shares issued as a result of the conversion.

Roth Financial Fitness, Inc. issued preferred shares in 1992 with the right to convert to common shares. At December 31, 2000, all except 2,800 shares of the preferred shares had been converted by the shareholders.

Common Stock
------------

Beginning  in  August  1999  and  ending  in  March  2000,  the  Company  raised
$14,740,645 in equity capital by selling 7,370,320 shares of restricted common stock in private placement transactions to approximately 2,000 accredited investors.

The Company circulated three separate private placement memorandums offering shares of $.0001 par value common stock of the Company during 1999 and 2000. The securities have not been registered pursuant to the Securities Act of 1933, as amended (the "ACT"), nor have they been registered under the securities act of any state. These securities were offered under an exemption from registration pursuant the ACT. The broker dealers were paid a commission up to ten percent of the subscriptions accepted by the Company. Offering commissions were paid utilizing a combination of cash and restricted common stock. The officers and directors of the Company did not receive any commissions or compensation from these offerings.

Following is a summary of the offerings undertaken:

                                             1999 No. 1            1999 No.2             2000
                                             ----------            ---------             ----

Offering price per share                    $2.00 per share     $2.00 per share     $2.00 per share
Number of shares sold                             2,473,533             748,571           4,148,216
Proceeds, before costs and expenses         $     4,947,071     $     1,497,142     $     8,296,432

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 5 - SHAREHOLDER'S EQUITY (CONTINUED)
-----------------------------------------

Non-Qualified Stock Options
---------------------------

On September 1, 1999, the Board of Directors granted non-qualified options to purchase 523,000 and 500,000 shares of common stock to two key executives in accordance with the terms of their employment agreements. The options are exercisable at $3.00 per share and vest over five years; none of the options have been exercised as of December 31, 2000 and will expire on September 1, 2009.

On June 28, 2000, the Board of Directors granted 100,000 non-qualified executive options to purchase shares of common stock to a senior officer in accordance with his employment agreement. The options are exercisable at $4.50 per share and vest over five years. None of the options were exercised at December 31, 2000 and will expire in 2010.

The Board of Directors approved a Board of Director's stock option plan on August 11, 2000 to have the ability to attract the best qualified members to serve on the board by offering them options for ownership in exchange for their commitment to participate on the Board. The plan reserves 500,000 options for issuance; 30,000 options have been granted in 2000 to three board members at the time they were elected (or appointed) to become members. The options were granted at market price and are immediately vested; none were exercised at December 31, 2000. They will expire three years from the date of grant.

Qualified Stock Options
-----------------------

The Board of Directors, with the approval of the shareholders, adopted a new Qualified Incentive Stock Option Plan on December 1, 1999 to replace and incorporate the prior 1998 ISOP plan and its participants. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best qualified new employees by offering them stock options as a means of incentive compensation. The Company is authorized to grant a total of 3,500,000 common shares under this plan of which 928,986 and 421,624 have been granted as of December 31, 2000 and 1999, respectively. The options expire on December 13, 2009 and 70,738 of the options were exercised as of December 31, 2000.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




NOTE 5 - SHAREHOLDER'S EQUITY (CONTINUED)
-----------------------------------------

                                                                                                                          Weighted
                                                                                                                          Average
                                                                                Weighted     Weighted                     Exercise
                                  Incentive    Executive     Options Issued     Average      Average                      Price -
                                    Stock      Employment      Not Related      Exercise      Fair        Currently      Currently
                                   Options       Options        to a Plan        Price        Value       Exercisable    Exercisable
                                  ---------    ----------    --------------    ---------     --------     -----------    -----------

Outstanding December 31, 1998       212,500     1,000,000          300,000     $   4.64                    1,512,500     $     4.64

   Options canceled                    --            --           (300,000)       (3.00)
   Options granted                  209,124     1,023,000             --           3.38         2.77
                                   --------    ----------    --------------    ---------     --------     ----------     ----------
Outstanding December 31, 1999       421,624     2,023,000             --           4.20                    1,921,624           4.53

   Options exercised                (70,738)         --               --          (3.25)
   Options granted                  507,362       130,000             --           3.46         3.46
                                   --------    ----------    --------------    ---------     --------     ----------     ----------
Outstanding December 31, 2000       858,248     2,153,000             --       $   4.07                    2,174,548     $     4.48
                                   ========    ==========    ==============    =========     ========     ==========     ==========

All options in 1999 and 1998 were granted above their fair value.

                                                         December 31, 1999
                                -----------------------------------------------------------------
                                       Options Outstanding                 Options Exercisable
                                -------------------------------------    ------------------------
                                                          Weighted
                                               Weighted    Average                       Weighted
                                               Average    Remaining                      Average
                                   Number      Exercise   Contractual      Number        Exercise
Range of Exercisable Price      Outstanding     Price       Life         Exercisable      Price
                                -----------   ---------   -----------    -----------    ---------

$2.88 - $4.50                    1,811,937    $   3.08          5.13        931,937     $    3.02
$5.44 - $6.18                    1,183,311        5.51          6.98      1,226,611          5.53
$8.13 - $10.62                      16,000        8.75          4.98         16,000          8.75
                                ----------   ---------    ----------     ----------     ---------
                                 3,011,248        4.07          5.86      2,174,548          4.48
                                ==========   =========    ==========     ==========     =========

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 5 - SHAREHOLDER'S EQUITY (CONTINUED)
-----------------------------------------

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

                                           For the Year Ended
                                               December 31,
                                       ----------------------------
                                           2000            1999
                                       ------------    ------------
Net losses
   As reported                         $(3,786,372)    $(1,588,355)
     Increased loss due to
       Employee stock option plan          (43,780)       (834,656)
       Executive employment options     (1,272,548)     (2,578,743)
                                       ------------    ------------

Pro forma                              $(5,102,700)    $(5,001,754)
                                       ============    ============

   Loss per common share
     As reported                       $     (0.20)    $     (0.13)
     Pro forma                         $     (0.27)    $     (0.40)

The weighted average fair value of options granted during 2000 and 1999 estimated on the date of grant using the Black-Scholes option-pricing model was $5.60 and $2.77, respectively. The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of 79.58% (2000) and 97.16% (1999), risk-free interest rate of 6.62 (2000 and 1999) percent, and an expected life of three to five years.


NOTE 6 - NON-EMPLOYEE STOCK BASED COMPENSATION
----------------------------------------------

During 2000, the Company issued 36,624 shares of restricted common stock to a broker for selling commissions. A public relations and an advertising firm were issued 18,124 shares of restricted common stock for services at an agreed upon value for the shares and services.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 6 - NON-EMPLOYEE STOCK BASED COMPENSATION (CONTINUED)
----------------------------------------------------------

During 1999, the Company issued 336,350 shares of its restricted common stock for commissions expense related to various preferred stock offerings. The Board of Directors measured the value of the transaction by equating the commission obligation to the number of shares required based on the current fair market value of the common shares on the date of the execution of the selling agreement, dated October 23, 1998, equal to $.75 per common share. The Company recorded a beneficial conversion charge equal to $.30 per common share exchanged as additional commission expense in the income statements. A total of $252,263 was recorded as offering expense in the form of brokers' commissions.

During 1999, the Company issued 25,000 shares of its restricted common stock to various providers in exchange for their services. Management valued the service at $62,839, the amount of the total invoices. The resulting expenses are included in the accompanying consolidated financial statement.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of January 1, 1999, the Company was indebted to an officer of the Company for operating cash advances totaling $142,750. During 1999, the Company borrowed an additional $89,000 from the officer. All notes included interest at 10% per annum and were due on demand. The Company repaid all notes in full, with interest, to the officer totaling $231,750 in 1999.

On March 2, 1999, the Company borrowed $88,000 from an affiliated party for working capital purposes. The note included interest of 18% and was due on demand. The note was paid in full with interest as of December 31, 1999.

During 1999, the Company paid stock offering commissions of $385,589 to a broker. The broker is an affiliated party by virtue of his relationship to a member of the Company's board of directors. The agreement with the broker required 10% selling commissions be paid on equity funds raised pursuant to the selling agreement. As of December 31, 1999, the Company owed unpaid commissions of $174,554 to this broker. All commissions have been paid to the broker as of December 31, 2000.

On October 4, 1999, a note payable to a family trust of an officer was issued 53,571 shares of common stock, measured at the then fair market value of $2.80 per share to satisfy the debt. The original note liability of $150,000 was paid in full as a result of the issuance of the shares at December 31, 1999.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 8 - INCOME TAXES
---------------------

A reconciliation of the US statutory federal and state income tax rates to the effective rate follows:

                                                   December 31,     December 31,
                                                      2000              1999
                                                   ------------     ------------
US statutory federal rate                             34.0%           34.0%
State income tax rate, net of federal benefit          3.3             3.3
Net operating loss for which no tax benefit
        is currently available                       (37.3)          (37.3)
                                                    -------         -------
                                                        - %             - %
                                                    =======         =======

A substantial net operating loss carry forward at December 31, 2000 will be limited as an offset to future tax liabilities because of the changes in the line of business that resulted in the tax losses and the change in ownership of the Company after the losses were incurred. The tax regulations limit the use of the tax loss carry forward against future tax liability in this set of circumstances.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Office Lease
------------

The Company leases office space under a non-cancelable operating lease that expires on January 31, 2001. Total office rent expense for the years ended December 31, 2000 and 1999 totaled $104,229 and $61,033, respectively. The Company moved into a new leased office and laboratory location on February 23, 2001. (See subsequent events footnote.) The lease commitment is $8,309 per month for 60 months beginning March 1, 2001.

Future minimum net rental payments under this office lease are as follows:

    Years Ended December 31,

             2001                          $   106,738
             2002                               99,708
             2003                               99,708
             2004                               99,708
             2005                               99,708
             2006                               16,612
                                           -----------
                                           $   522,182
                                           ===========

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------

Stock Based Performance Bonuses for Executives
----------------------------------------------

As part of their five-year executive employment agreements, two officers (including one who retired March 1, 2000) were granted options to purchase 500,000 shares each of the Company's common stock with vesting to be achieved based on future performance criteria. The future performance criteria were not met for years ending December 31, 1999 and 2000. If the Company's consolidated gross revenues exceed $9,000,000 by December 31, 2001, the executives will vest in 30% of the options granted to them.

The options are exercisable at $.0001 per share and expire on March 4, 2009. None of the options have been exercised at December 31, 2000.

Manufacturing Agreement
-----------------------

In December 1999, the Company entered into a manufacturing agreement with Saturn Electronics and Engineering, Inc. ("Saturn"). Saturn is the exclusive global manufacturer of the Company's OPS products, for the duration of the specific product families (front end units and 48Vdc power supply). To help finance manufacturing costs (inventory of parts and engineering at Saturn), Saturn will buy the inventory and pay its own engineering costs. In turn, they will take security interests (pledges as collateral) in customer purchase orders and accounts receivable. Terms are expected to be 30 days net payment from customers. Customer payments will be deposited into an escrow arrangement so that Saturn will recover its advances first before the Company receives any of the money. The Company will require customers to pay an initial deposit equal to 30% of the order; these payments would be split 75% to Saturn and 25% to the Company. The 70% balance for the order, when completed, would be paid into the escrow by the customer upon delivery, with the net balance paid to the Company after Saturn deducts its costs and advances.

Public Relations Agreement
--------------------------

In September 2000, the Company signed a 12-month contract with Pfeiffer Public Relations, Inc. ("PPR") to provide investor public relations services. PPR is paid base compensation of $7,000 per month and has been issued warrants to purchase 10,000 shares of restricted common stock at $9.50, 10,000 shares at $12.50 and 10,000 shares at $15.50. The warrants are fully vested. The contract may be canceled by either party on 30 days notice.


NOTE 10 - LITIGATION AND SETTLEMENTS
------------------------------------

The Company settled two lawsuits (originating in 1995) by paying cash amounts of $28,000 and $10,000, respectively, in 2000.

                   ONLINE POWER SUPPLY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 10 - LITIGATION AND SETTLEMENTS (CONTINUED)
------------------------------------------------

During the year ended December 31, 1998, the Company signed a settlement agreement in a lawsuit related to the Chapter 7 bankruptcy of Max Music, Inc., whereby the Company agreed to pay $150,000 in full satisfaction of the obligation. The Company made the $150,000 payment on December 21, 1998, with proceeds from the $150,000 loan from the family trust of the Company's President (Note 3). However, in April 1999, the Max Music trustee filed an action in United States District Court seeking additional enforcement against the Company, through garnishment proceedings of a judgment obtained by the Max Music trustee against a former officer and director of the Company equal to the original amount sought, less the $150,000 payment above. The Company is contesting the attempt to collect the garnishment portion and expects to prevail in this matter.


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

In January 2001, the Company entered into a 60-month lease for new office and laboratory space. The Company refurbished and remodeled the space to accommodate its own use at a cost of approximately $85,000 and occupied the space on February 23, 2001. The space is approximately 9,500 square feet and includes the first right of refusal to lease a contiguous 2,025 square feet of space when it becomes available in mid 2002. The commitment for the base rent totals $498,540 over 60 months beginning March 1, 2001.

In February 2001, Saturn Electronics and Engineering Inc. entered into an agreement with OPS to be a distributor of its products. Saturn is a shareholder in the Company and has an agreement (sub-contract arrangement) to manufacture the initial power supply product lines. Saturn will be one of a total of 15 distributors across the nation selling our products along with 100 sales representatives with many years of industry selling experience.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We changed audit firms in January 2000 as disclosed in our last Form 10-KSB report.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)(1)(2)(3)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

     NAME                           AGE           POSITION                                DIRECTOR SINCE
     ----                           ---           --------                                --------------

     Kris M. Budinger                48           President, COO, CEO                         1994
                                                  Treasurer

     Thomas L. Glaza                 64           Director                                    1999

     Ronald W. Mathewson             63           Director                                    2000

     Gary Fairhead                   49           Director                                    2000

     Richard L. Millspaugh           55           Chief Financial Officer,
                                                  Secretary

     Garth A. Woodland               36           Vice President - Engineering
                                                  Research & Development

     Chris A. Riggio                 41           Vice President - Research & Development

     Fred Budinger                   56           Vice President - Operations

     Warren "Eli" Reed               26           Director International Sales and Marketing

     Christine Maxwell               30           Director International Sales and Marketing


         The Board of Directors has established the number of Directors at four, by amending the bylaws in this respect in August 2000, as permitted by the law of our corporate domicile (Nevada). Each serves a one year term, or until a successor is elected to the Board. There are no arrangements or agreements among shareholders for the election of any Director.

         KRIS M. BUDINGER, 48, has been President, Chief Operating Officer and Treasurer of OnLine since July 29, 1996, and was appointed to take on the responsibilities of CEO in March 2000, after the former CEO (Larry Arnold) left OnLine. He has been a Director since early 1995 and was elected Director again at the last shareholders' meeting in December 2000. Mr. Budinger is employed by OnLine and therefore is not an independent Director. Mr. Budinger is a member of the audit committee.

         His primary duties cover supervision of product development, coordination of research-development with prospective customers' design needs, prospective customer relations at the corporate level, and developing relationships with manufacturers and suppliers. He had been the Chairman, President, and CEO of OnLine Entertainment, Inc. (prior to the merger with Glitch Master Marketing, Inc. on July 29, 1996) from February 12, 1996 to July 29, 1996. From early 1995 to February 12, 1996, he was a Director and Vice President of OnLine Entertainment, Inc. His responsibilities at OnLine Entertainment, Inc. included production of original direct response television programming, management of product order fulfillment, telemarketing, merchant banking, and television and radio distribution functions.

         Mr. Budinger graduated from the United States Air Force Academy in 1974 and served as a Captain in the USAF until his honorable discharge in 1980. Mr. Budinger was associated with the national investment banking firm, E.F. Hutton, as a registered representative from 1981 to 1985, and from 1985 to 1988 as Vice-President and Branch Manager in Peoria, Arizona. Mr. Budinger was associated with Dean Witter Reynolds as a registered representative from 1988 to 1992, and during those four years was a Vice-President and Assistant Branch Manager in the Sun City, Arizona office of Dean Witter Reynolds.

         THOMAS L. GLAZA, 66, was appointed to the Board of Directors of OnLine in July 1999 and re-elected to serve as a Director of OnLine at the last shareholders' meeting in December 2000. He serves as an outside (but not independent) Director, and is not employed by OnLine.

          He is currently an independent consultant and also a Director of Ceimis Inc., a Los Angeles based private company that provides internet related software for companies to manage and collaborate their internal departments and outside entities involved with the release of new or significantly revised products. He recently retired from MAPICS Inc., a public company with annual revenues of $160 million dollars. Mr. Glaza was VP of Marketing and Business Development for this Enterprise Resource Planning software company. His responsibilities at MAPICS included negotiating the terms and conditions of marketing rights associated with new software products, developing corporate strategy, managing traditional marketing activities such as product specifications, advertising schedules, trade show productions and coordinating promotional materials and events.

         He was CEO of GMD, a $10 million dollar company that provided computer consulting services to manufacturing and distribution companies implementing new software control systems. During his 25-year career with IBM, he held various positions in sales and marketing, both in the United States and Europe. He is a member and Fellow of the American Production and Information Control Society ("APICS"). Mr. Glaza graduated in 1957 with a Bachelor's degree and in 1959 with an MBA degree from the University of Michigan.

         Mr. Glaza's brother, James Glaza, is associated with Northstar Securities, Inc., a registered broker-dealer in securities which has raised money for us in the past. This family relationship precludes Thomas Glaza from classification as an "independent" Director.

         RONALD W. MATHEWSON, 63, was appointed to the Board of Directors of OnLine in March 2000 to fill the vacancy resulting from the departure of Larry
G. Arnold. He is not employed by OnLine, is an independent Director, and is a member of the audit committee.

         Mr. Mathewson was President and Chief Operating Officer of Fibreboard Corporation from October 1996 to February 1998 during which time he led the merger of Fibreboard Corporation with Owens Corning. From June 1994 to November 1995 he served as Executive Vice President and President of MagneTek, Inc. Lighting Products Group. Mr. Mathewson was Vice President and General Manager of the Building

Insulation Division of the Johns Manville Corporation from June 1988 to June 1994. From May through November 1987 he served as President and Chief Operating Officer of Miami-Carey Corporation. Mr. Mathewson was employed with General Electric Company from 1981 to 1987 in various management positions including General Manager, Marketing and Sales Manager, International Strategic Planning and Business Development Manger, and Venture Manager.

         Mr. Mathewson has extensive experience in strategic business planning, acquisitions and mergers, and marketing and sales. He received a bachelor degree in Mechanical Engineering and Business from the University of Wyoming in 1960.

         GARY R. FAIRHEAD, 49, was appointed a Director of OnLine on August 11, 2000 to fill the vacancy created when the Board of Directors amended the bylaws to increase the number of directors from three to four. Mr. Fairhead is not an employee of OnLine, is an independent Director, and is a member of the audit committee.

         Since 1990, Mr. Fairhead has been the President, Chief Executive Officer and a Director of SigmaTron International, Inc., a Delaware corporation listed on the Nasdaq National Market System. SigmaTron, based in Elk Grove, Illinois, is an independent provider of electronic manufacturing services, including printed circuit board assemblies and completely assembled (boxbuild) electronic products. SigmaTron reported net sales of $88,885,000 for the fiscal year ended April 30, 2000. Mr. Fairhead is also a Director of Circuit Systems. Inc., an Illinois corporation listed on the Nasdaq Small Cap Market. Circuit Systems manufactures printed circuit boards. Circuit Systems reported net sales of $23 million for the third quarter in fiscal 2000.

         Mr. Fairhead received his Bachelor of Science degree in 1974 from Purdue University, and his Master of Science, Industrial Administration in 1978 from the Krannert School of Business, Purdue University. Since 1995, Mr. Fairhead has been a trustee of the Central States Union and a Director of the Lattof Branch of the YMCA.

DIRECTOR COMPENSATION

         The non-executive Directors (Mr. Glaza, Mr. Mathewson, and Mr. Fairhead) each have received nonqualified options to purchase 10,000 shares of our common stock for their services as Directors and we expect to continue this program in future years. See below. The options were fully vested upon grant; the exercise price per share is $2.88 for Mr. Glaza (option expires in July
2002), $4.50 for Mr. Mathewson (option expires in June 2003), and $8.375 for Mr. Fairhead (option expires in August 2003), in each case equal to the market price of our stock when the options were granted. We pay the travel expenses of the non-executive Directors to attend Board meetings, but we do not pay any other compensation to them for their service. Mr. Budinger is paid a salary as the Chief Executive Officer but is not separately paid for service as a Director.

STOCK OPTION PLANS

         We have established two stock option plans that have been approved by our shareholders (a qualified plan for employees and the other for non-executive Directors). We also have issued nonqualified options to five persons (four officers, and a fifth person who was an officer but left OnLine in February
2000), and an investment relations firm.

QUALIFIED INCENTIVE STOCK OPTION PLAN

         We have adopted an incentive stock option plan for the issuance of options to purchase up to 3.5 million shares of common stock; the options are intended to qualify under section 422 of the Internal Revenue Code. As of December 31, 2000, we had issued to our employees (including officers) qualified options to purchase 428,986 shares of common stock. Most of the options are vested (some vest over time), and are exercisable at different prices from $2.88 to $10.62 per share (equal to or above market prices when the options were issued). All of the options may be exercised for cash, although employees who left us in 2000 exercised by a "cashless" method that resulted in the recording of $ 363, 117 in non-cash compensation expense to the Company. Shares were issued equal to the remaining share value after deducting an equivalent number of shares at value to complete the option price on the exercise date. The net forfeited options for shares equivalent to the option price were returned to the stock plan and are no longer outstanding. In October, 2000, the Board of Directors modified the plan to eliminate the "cashless" method of exercising the options. All qualified options will expire if the employee leaves or when the options expire (at different times from 2001 to 2009). As of December 31, 2000 options to purchase 70,738 shares have been exercised, resulting in outstanding options to purchase 398,248 shares as of December 31, 2000.

         The issuance of shares on exercise of options under the incentive stock option plan is registered with the Securities and Exchange Commission on Form S-8.

NONQUALIFIED STOCK OPTION PLAN FOR NON-EXECUTIVE DIRECTORS

         To compensate our non-executive Directors, we established a plan for the issuance of options to purchase up to 300,000 shares of common stock; options under this plan will not qualify under section 422 of the Internal Revenue Code. To date, we have issued options to purchase 30,000 shares of common stock to our three non-executive Directors. See above. We will register the issuance of shares on exercise of options under this plan with the Securities and Exchange Commission on Form S-8.

NONQUALIFIED OPTIONS (AND WARRANTS)

         From time to time we issue options or warrants that are not covered by an option plan and are not qualified under section 422 of the Internal Revenue Code. These include options granted or to be granted to officers: 625,000 options to Kris M. Budinger (500,000 vested and 150,000 options which may be granted subject to performance vesting); 100,000 options to Richard L. Millspaugh (20,000 vested, 80,000 vesting at 20% per year); 1,023,000 options granted to Garth Woodland (623,000 vested and 400,000 vesting at 20% per year); 500,000 options granted to Chris A. Riggio (100,000 vested and 400,000 vesting at 20% per year); and former officer Larry G. Arnold (500,000 vested and 150,000 options which may be granted subject to performance vesting) and 30,000 warrants to an investor relations firm (Pfeiffer Public Relations, Inc., see "Certain Relationships and Related Transactions" below). Lesser amounts of qualified options also have been granted to the officers (see "Employment Agreements" below).

     (b)      Identification of Certain Significant Employees or Consultants.

         None.

COMPENSATION OF DIRECTORS

         Each of our present Directors who is also an employee receives no additional compensation for acting as a Director or attending meetings of Directors. We presently pay non-employee Directors all of their costs to attend Board meetings.

     (c)      FAMILY RELATIONSHIPS.

         Fred Budinger, Vice President Operations, is the brother of the CEO. Warren "Eli" Reed, Director International Sales and Marketing, is a son-in-law of the CEO.

     (d)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         During the past five years, no Director, person nominated to become a Director, or executive officer of our company:

         (1) has filed or had filed against him, a petition under the federal bankruptcy law or any state insolvency law, nor has any court appointed a receiver, fiscal agent or similar officer by or against any business of which such person was a general partner, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

         (2) was convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending him from, or otherwise limiting his involvement in, any type of business, securities or banking activities, or

         (4) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

          Based upon a review of Forms 3 and 4 furnished to us under rule 16a-3(a) since we became registered with the Securities and Exchange Commission (February 24, 2000), and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no Directors, officers, beneficial owners of more than ten percent of our common stock, or any other person subject to
Section 16 of the Exchange Act failed for the period from February 24, 2000 through the date of this filing of Form 10-KSB to file on a timely basis, the reports required by Section 16(a) of the Exchange Act, except for Richard L. Millspaugh who filed four Form 4's on an untimely basis for sales occurring in June and July, 2000 and the cashless exercise of 25,000 shares of stock options in June, 2000.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The following table shows selected information about the compensation paid or accrued by us to or for the account of the Chief Executive Officer, the Chief Operating Officer, (also the President in 1999) and Chief Financial Officer for services and bonuses rendered in all capacities to us during each of the fiscal years ended December 31, 2000, 1999 and 1998. No other executive officer received total annual salary and bonus in excess of $100,000 annually. Other than stock options, we do not have any long-term compensation plan.

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION
                                                -----------------------------------------------
                                                                                   OTHER ANNUAL
NAME AND POSITION                  YEAR         SALARY            BONUSES          COMPENSATION
-----------------                  ----         ------            -------          ------------

Kris Budinger, CEO & President     2000         $150,000           $0                   $0
                                   1999         $ 72,000           $36,000              $0
                                   1998         $ 72,000           $0                   $0


Larry Arnold (former CEO)*         2000         $172,643           $0                   $0
                                   1999         $ 72,000           $36,000              $0
                                   1998         $ 72,000           $0                   $0

 * Salary through February 2000; retirement pension March - December 2000.

Richard Millspaugh, CFO             2000        $ 90,000           $0                   $0
(hired September, 1999)             1999        $ 18,000           $0                   $0
                                    1998        $ 0                $0                   $0

               This table shows all stock options that we granted
                         to executive officers in 2000.

               Option Grants in 2000 (Qualified and Nonqualified)

                                             PERCENT
                           NUMBER OF         OF ALL OPTIONS
                           SHARES UNDER-     GRANTED TO
                           LYING OPTIONS     EMPLOYEES         EXERCISE    EXPIRATION      GRANT DATE
NAME                       GRANTED           IN 2000           PRICE       DATE          PRES. VALUE(1)

Fred Budinger                   10,000           7 %           $5.96       2005            $  49,000
Richard L. Millspaugh          100,000          73 %           $4.50       2005            $ 370,000
Warren "Eli" Reed                - 0 -
Christine Maxwell                - 0 -

(1) The Black-Scholes option-pricing model was used to determine the grant date present value of the stock options that we granted to the named officer. The following facts and assumptions were used in making this calculation: an exercise price of $4.50 to $5.96 per share, which was equal to or higher than fair market value of our stock on the grant date; a zero dividend yield; expected volatility of 79.58% (2000); risk-free interest rate of 6.623 %, and an expected life of three years. Please note that "present value at grant date" assumes full vesting at that date, however, the options vest gradually over a period of years (see "Employment Agreements" below).

                    SHARES UNDERLYING OPTIONS AND THEIR VALUE

         This table shows all outstanding options, and their value as of December 31, 2000, held by each of the named officers as of that date. Except for Mr. Millspaugh (who exercised 11,028 options) and Mrs. Maxwell (who exercised 7,382 options), none of the other officers exercised any options in 2000.

         In each case, "value" is determined by multiplying (x) the number of shares underlying the options by (y) the difference between the closing stock price of $6.00 on December 29, 2000 (the last trading day of the year) and the exercise price of the options. "Exercisable" means "vested"; "unexercisable" means, "not vested at December 31, 2000;" "in the money" means the exercise price was less than the closing stock price on December 29, 2000.

                               NUMBER OF SHARES                        VALUE OF UNEXERCISED
NAME                           UNDERLYING UNEXERCISED                  IN-THE-MONEY
OF THE                         OPTIONS AT 12/31/00                     OPTIONS AT 12/31/00
OFFICER                        EXERCISABLE/UNEXERCISABLE               EXERCISABLE/UNEXERCISABLE

Kris M. Budinger                    511,650/   -0-                     $   250,000(1)/$ -0-(2)
Richard Millspaugh                  33,972 / 80,000                    $    73,592(3)/$120,000(4)
Chris A. Riggio                     136,032/400,000                    $   382,192(5)/$1,200,000(6)
Garth Woodland                      659,032/400,000                    $ 1,951,192(7)/$1,200,000(8)
----------------

        (1)   Value of  unexercised  in-the-money  vested  options  is based on 500,000 shares at an exercise price of $5.50, and 11,650 shares at $6.18.
        (2)   None of the 150,000 performance options has vested and may not be granted, depending on OnLine's fiscal years' financial performance in 2001 (see "Employment Agreements - With Kris Budinger").
        (3) Based on 20,000 shares at an exercise price of $4.50 and 13,972 shares at $2.88.
        (4)   Based on 80,000 shares at an exercise price of $4.50.
        (5)   Based on 25,000 shares at an exercise  price of $2.88 plus
              11,032 shares at an exercise price of $5.62 plus 100,000 shares at an exercise price of $3.00.
        (6)   Based on 400,000 shares at an exercise price of $3.00 per share.
        (7) Based on 25,000 shares at an exercise price of $2.88, 11,032 shares at an exercise price of $5.62, and 623,000 shares at an exercise price of $3.00 (523,000 vested shares plus the first
              20% of the other option on 500,000 shares).
        (8)   Based on 400,000 shares with an exercise price of $3.00 per share.

EMPLOYMENT AGREEMENTS

         -WITH KRIS BUDINGER.  We have a written employment  agreement with Kris
M. Budinger through March 31, 2003 subject to automatic renewal for 5-year terms unless terminated by us on or after September 30, 2002. The base salary was $72,000 per year, subject to increase; in December 1999, the Board of Directors increased the base salary to $150,000. Under the employment agreement, Mr. Budinger was granted nonqualified stock options to purchase 500,000 shares of common stock at $5.50 per share (all now vested), which was 110% of the fair value of the stock at March 4, 1998. These options will expire March 4, 2004. None have been exercised to date.

         The employment agreement also provided for the grant of other nonqualified performance stock options to purchase 500,000 shares at $.0001 per share; if granted, these options would expire March 4, 2009. The performance options would vest according to a formula based on gross revenues; 70% (350,000) of the options have lapsed and won't be granted because we did not achieve the financial goals required for vesting, but the 30% balance (covering 150,000 shares) could be granted and vest if we have more than $9 million of gross revenues in 2001.

          The employment agreement provides a cash bonus of 50% of base salary if the average closing price of the common stock for the last 20 business days of the current year exceeds the previous year's comparable amount by 51%. Based on stock prices in December 1999, the bonus was earned and we paid Mr. Budinger a cash bonus of $36,000 in March, 2000; December, 2000 closing stock prices were below the criteria for the 50 % cash bonus, so no bonus was earned or paid accordingly.

         Separate from the employment agreement, we issued qualified options to Mr. Budinger to purchase 11,650 shares of common stock at $6.18 per share.

         -WITH GARTH WOODLAND. Garth Woodland has a five-year written employment agreement, at a starting salary of $84,000 (increased to $102,000 per year effective September 1, 2000). He received nonqualified stock options to purchase 523,000 shares of common stock at $3.00, all of which are vested, and options for another 500,000 shares at the same price, to vest 20% per year starting September 1, 2000. Mr. Woodland has separate qualified options to buy 11,032 shares at $5.62 and 25,000 shares at $2.88; these options expire on termination of employment or 2009.

         -WITH CHRIS RIGGIO. Chris Riggio has a five year written employment agreement at a starting salary of $84,000 per year (increased to $102,000 per year effective September 1, 2000), He received nonqualified stock options to purchase 500,000 shares of common stock at $3.00, to vest 20% per year starting September 1, 2000. Mr. Riggio has separate qualified options to buy 11,032 shares at $5.62 and 25,000 shares at $2.88; these options expire on termination of employment or 2009.

         -WITH RICHARD MILLSPAUGH. Mr. Millspaugh has a five-year written employment agreement, at a starting salary of $84,000 per year (increased to $102,000 per year effective September 1, 2000). He received nonqualified stock options to purchase 100,000 shares of common stock at $4.50, which will vest 20% per year starting in 2001. In addition, we granted to Mr. Millspaugh separate qualified options to buy 3,206 shares at $5.62 (expiring on termination of employment or 2009). All options will expire on termination of employment or 2005. In 2000, he acquired 11,028 shares by exercise of options.

         - WITH FRED BUDINGER. Mr. Fred Budinger, Vice President Operations as of October 26, 2000, is Kris Budinger's brother. Fred Budinger is paid a salary of $102,000 per year (effective September 1, 2000, an increase from his starting salary of $60,000 on January 1, 2000). We granted to Mr. Budinger a qualified stock option to purchase 10,000 shares at $5.96 (market value on the January 3, 2000 grant date), which are all vested and expire on termination of employment or December 13, 2009.

         - WITH WARREN "ELI" REED. Mr. Reed, Director International Sales and Marketing, is Kris Budinger's son-in-law. He is paid a salary of $90,000 per year (effective September 1, 2000, an increase from his starting salary of $45,000 in 1996). He has been granted a qualified option to purchase 25,000 shares at $2.88, all vested, expiring on termination of employment or December 2001, and a separate qualified option to purchase 5,067 shares at $5.62, all vested, expiring on termination of employment or December 2009.

         - WITH CHRISTINE MAXWELL. Mrs. Maxwell, also Director International Sales and Marketing, is paid a salary of $90,000 per year (effective September 1, 2000, an increase from her starting salary in 1990 of $45,000 while at Glitch Master Marketing, Inc. before its acquisition by OnLine). She has been granted a qualified option to purchase 15,000 shares at $2.88, all vested, expiring on termination of employment or December 2001, and a separate qualified option to purchase 5,746 shares at $5.62 expiring on termination of employment or December 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information about beneficial ownership of our common stock as of March 12, 2001 by each officer and Director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and Directors as a group. The ownership information is based on the Forms 3 and 4 filed by our officers and Directors with the Securities and Exchange Commission as required by section 16(a) of the Securities and Exchange Act of 1934. Based on those Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares except as otherwise noted.

         In each instance, the number of shares shown as owned by the individual includes shares issuable on exercise of options which are or would be exercisable by May 12, 2001 (60 days from March 12, 2001), as required by the disclosure rules of the Securities and Exchange Commission. Similarly, the percentage for each person has been determined by dividing (x) the shares owned by the individual plus the shares the person has the right to acquire on exercise of options by May 12, 2001, by (y) the 21,243,155 shares of common stock outstanding as of March 12, 2001, plus for each person with options, the number of shares the person has the right to acquire on exercise of options by May 12, 2001. For information about the options, see "Executive Compensation - Employment Agreements" above. The shares shown as owned by officers and Directors as a group includes shares issuable on exercise of options which are or would be exercisable by May 12, 2001, and the percentage of shares shown as owned by that group has been determined as if all such options had been exercised.

NAME AND ADDRESS                        AMOUNT OF SHARES        PERCENT OF CLASS

Kris M. Budinger *                        1,390,125  (1)              6.4%
Chief Executive Officer
8100 South Akron, Suite 308
Englewood, Colorado 80112

Richard L. Millspaugh                        37,178                   **
Chief Financial Officer
6335 Lemonwood Drive
Colorado Springs, Colorado 80918

Thomas Glaza *                               70,309                   **
370 Fallen Leaf Lane
Roswell, Georgia 30075

Ronald W. Mathewson *                        14,750                   **
87 Glenmoor Place
Englewood, Colorado 80110

Gary R. Fairhead *                           37,500                   **
2201 Landmeier Road
Elk Grove Village, Illinois 60007

Garth A. Woodland                           819,032                   3.7%
Vice-President Engineering,
8100 South Akron, Suite 308
Englewood, Colorado 80112

Chris A. Riggio                           1,136,845                   4.8%
Vice-President Research
And Development
8100 South Akron, Suite 308
Englewood, Colorado 80112

Fred Budinger                                10,000                   **
Vice President Operations
8100 South Akron, Suite 308
Englewood, Colorado 80112

Christine Maxwell                            22,618                   -0-
Director International Sales
and Marketing
8100 South Akron, Suite 308
Englewood, Colorado 80112

Warren "Eli" Reed                            43,709                   **
Director International Sales
and Marketing
8100 South Akron, Suite 308
Englewood, Colorado 80112

All Officers and Directors as a           3,582,066                  14.4%
Group (10 persons)

*        Director
**       Less than 1%

(1)      Includes  516,691  shares  owned by  immediate  family  members  of Mr.
         Budinger (Kris's wife holds sole voting and dispositive power over 412,291 shares and Mr. Budinger shares voting and dispositive power over 102,400 shares owned by his children.)

ITEM 12. CERTAIN RELATIONS AND RELATED TRANSACTIONS.

          From January 1, 2000 through December 31, 2000, we have paid Mr. Arnold (former CEO and Chairman of the Board of Directors who left OnLine on February 29, 2000) $172,643 in salary plus severance compensation under the provisions of his employment agreement, which had the same terms as the agreement with Mr. Budinger. Mr. Arnold holds options to purchase 500,000 shares of common stock at $5.50 per share (all now vested) which was 110% of the fair value of the stock at March 4, 1998; these options will expire March 4, 2004. None have been exercised to date. Mr. Arnold also is entitled to be granted the same number of performance options which would be granted to Mr. Budinger if the financial target is achieved in 2001. Mr. Arnold also was paid in 2000 the same cash bonus amount as was paid to Mr. Budinger, based on stock prices in December 1999.

         Thomas Glaza is a Director of OnLine. James Glaza, his brother, is associated with Northstar Securities, Inc., a registered broker-dealer which has helped us raise money from time to time in private placements of our securities, most recently in 2000. We have paid cash commissions of $ 868,290 to Northstar in 2000 (to include $ 519,529 paid to Mr. James Glaza by Northstar) and issued Mr. James Glaza 82,237 shares of restricted common stock, also in payment of commissions, all for his services as a stock broker associated with Northstar. Neither Thomas Glaza nor James Glaza owns any stock in Northstar Securities Inc. Thomas Glaza, our Director, did not participate in any way to hire Northstar Securities Inc.

         At  December  31,  2000,  we  did  not  owe  commissions  to  Northstar
Securities, Inc. for services related to our private placement offerings of common stock. We paid all of those obligations in 2000.

         On September 1, 2000, we signed a 12-month contract with Pfeiffer Public Relations, Inc. ("PPR") to provide investor public relations services to us. PPR is paid base compensation of $7,000 per month and has been issued warrants to purchase 30,000 shares of restricted common stock at $9.50 for 10,000 shares, 10,000 shares at $12.50 and 10,000 shares at $15.50. The warrants are fully vested. The contract may be canceled by either party on 30 days notice.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                                                                      Sequential
Exhibit No.    Title of Exhibit                                        Page No.
-----------    ----------------                                       ----------

3.1            Articles of Incorporation                                     (1)
3.2            By-Laws                                                       (1)
3.3            Certificate of Amendment to Articles of Incorporation         (1)
4.1            Preferred Stock Designation - Series A                        (1)
4.2            Preferred Stock Designation - Series B                        (1)
10.1           Agreement with Saturn                                         (1)
10.2           Employment Agreement with Amendments - Larry G. Arnold        (1)
10.3           Employment Agreement with Amendments - Kris M. Budinger       (1)
10.4           Employment Agreement - Richard L. Millspaugh                  (1)
10.5           Employment Agreement - Garth Woodland                         (1)
10.6           Consulting Agreement - Doyle & Associates, Inc.               (1)
10.7           Employment Agreement - Chris Riggio                           (1)

(1) Incorporated by reference from exhibits filed with 1933 Act registration statement (SEC No. 333-93341)

     (b) Reports on Form 8-K.

         All 8-K filings were to report matters under Item 5: Other Events

              02/28/00 Press release  Re: mis-information circulating on chat rooms

              02/29/00 Announcement of Larry Arnold, CEO's retirement and resignation as Board member

              03/17/00 Appointment of Mr. Ron Mathewson as a Board member

              05/22/00 Website activation announcement in a press release

              05/24/00 Private sales of shares to accredited investors

              11/22/00 Announcement of wireless communications company selecting the Company's OPS-500-385 PFC Module for use in its telecommunications system

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                 (Registrant)

Date:     March 29, 2001.              By:         /s/    Kris M. Budinger
                                             -----------------------------------
                                             Kris M. Budinger, CEO


Date:    March 29, 2001.               By:       /s/    Richard L. Millspaugh
                                             -----------------------------------
                                             Richard L. Millspaugh, CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Directors thereunto duly authorized.


Date:    March 29, 2001.              By:       /s/    Thomas Glaza
                                             -----------------------------------
                                             Thomas Glaza

Date:    March 29, 2001.              By:        /s/    Ronald W. Mathewson
                                             -----------------------------------
                                             Ronald W. Mathewson,
Director

Date:    March 29, 2001               By:        /s/    Gary R. Fairhead
                                             -----------------------------------
                                             Gary R. Fairhead