Form 10QSB
period 2001-03-31
ONLINE POWER SUPPLY INC
filed 2001-05-03
CIK 1101152

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2001
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   000-29669

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
(Exact Name of Company as Specified in its Charter)

                    Nevada                               84-1176494
----------------------------------------------   -------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        Incorporation or organization)                 Identification No.)

 8100 South Akron   # 308  Englewood, Colorado            80112
----------------------------------------------   -------------------------------
   (Address of principal executive offices)            (Zip Code)

Company's telephone number:  (303) 741-5641
                             --------------

Former Address through February 28, 2001: 6909 South Holly Circle #200,
                                          Englewood, Co 80112
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ------- ------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at March 31, 2001
-------------------------------------     --------------------------------------
   Common stock, $.0001 par value                   21,243,155 Shares

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Except for historic financial information, all of the information that is contained in this Form 10- QSB is comprised of forward looking statements within the meaning of the Exchange act of 1934. Specifically, all statements in the report, other than historical facts, regarding our financial position, business strategy, and plans for future operations are forward looking. These statements are based on beliefs of management and are subject to known and unknown risks. These risks involve present and future economic conditions, market conditions, financing, litigation and other potentially threatening business influences, all of which may change and produce risks and results very different than those now affecting us. The words " anticipate", "believe", "estimate", "expect", "will", "may", "continue", "intend", "could" and "should" or other words and phrases similar to these are intended to caution the reader of the forward looking nature of their use. Statements containing these words should be considered "cautionary". Management's statements in this report are based on the most accurate assessment of the risks associated with the business today; however, certain facts and assumptions may not be realized and the actual operating results may prove to be different than expected. Although we believe our assumptions are reasonable, we are qualifying all written statements attributed to management's estimates as cautionary and forward looking and accordingly expressly qualify their accuracy pending substantial realization of the underlying estimates, conditions and assumptions.

                            OnLine Power Supply, Inc.

                                      Index

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Balance Sheets March 31, 2001 and December 31, 2000.....4-5

           Condensed Statements of Operations - Three Months Ended
           March 31, 2001 and March 31, 2000...................................6

           Condensed Statements of Cash Flows - Three Months Ended
           March 31, 2001 and March 31, 2000...................................7

           Notes to Condensed Financial Statements..........................8-10

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................11-13


PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds..........................14

ITEM 4.    Submission of Matter to a Vote of Shareholders.....................14

ITEM 6.    Exhibits and Reports on Form 8-K...................................14

           Signatures.........................................................15

                            OnLine Power Supply, Inc.
                            Condensed Balance Sheets




                                                          March 31,    December 31,
                                                            2001           2000
                                                         -----------   ------------
                                                         (unaudited)

Assets
Current assets
      Cash and cash equivalents                          $4,964,447   $3,181,728
      Certificates of deposit                               150,000      650,000
      Short term investments                              1,972,500    5,067,156
      Accounts receivable, net                              104,386       29,819
      Accrued interest                                       33,779       50,239
      Receivable from officers                               95,280       40,050
      Inventory, at lower of cost or market                 200,639       79,643
      Prepaid expenses                                      122,780      128,184
                                                         ----------   ----------

      Total current assets                                7,643,811    9,226,819

Property and intangibles, net of depreciation and
amortization, and other assets
      Property and equipment, net                           778,476      434,437
      Equipment under capital leases, net                    66,443       72,976
      Leasehold improvements, net                           102,339         --
      Goodwill, net                                          91,628      104,718
      Acquired technology, net                               44,590       50,960
      Patents, net                                           68,466       58,582
      Other assets                                           24,497       18,114
                                                         ----------   ----------

      Total property and other assets                     1,176,439      739,787
                                                         ----------   ----------

      Total assets                                       $8,820,250   $9,966,606
                                                         ==========   ==========


                            OnLine Power Supply, Inc.
                      Condensed Balance Sheets (Continued)



                                                                  March 31,     December 31,
                                                                    2001            2000
                                                                ------------    ------------
                                                                 (unaudited)
Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                           $    511,572    $    379,836
     Accrued interest                                                 19,063          19,063
     Capital lease obligations, current maturity                      32,448          31,212
     Officer's retirement liability                                   67,500         108,000
     Notes payable, current maturities                                20,213          19,840
     Accrued liabilities                                              15,000            --
     Other                                                            12,649          52,650
                                                                ------------    ------------
         Total current liabilities                                   678,445         610,601
                                                                ------------    ------------

Long-term liabilities
     Capital lease obligations, less current maturities               24,983          33,329
     Note payable, less current maturity                              18,031          23,226
                                                                ------------    ------------
         Total long term liabilities                                  43,014          56,555
                                                                ------------    ------------
              Total liabilities                                      721,459         667,156
                                                                ------------    ------------

Shareholders' equity
     Preferred stock, $.0001 par value; 1,000,000 shares authorized 2,800 shares issued and outstanding

     Common stock; $.0001 par value; 50,000,000 shares
         authorized; 21,243,155 shares issued and outstanding          2,124           2,124
         Stock option notes receivable                               (83,127)        (83,127)
     Additional paid-in capital                                   29,277,729      29,277,729
     Retained (deficit), through March 31, 2001                  (21,097,935)    (19,897,276)
                                                                ------------    ------------
         Total shareholders' equity                                8,098,791       9,299,450
                                                                ------------    ------------
Total liabilities and shareholders' equity                      $  8,820,250    $  9,966,606
                                                                ============    ============

                            OnLine Power Supply Inc.
                        Condensed Statement of Operations



                                             Three Months      Three Months
                                             Ended March       Ended March
                                               31, 2001          31, 2000
                                            -------------     -------------
                                             (unaudited)       (unaudited)

Revenue                                     $    202,403      $     12,434
Cost of revenue                                  214,865             7,452
                                            ------------      ------------
Gross profit (loss)                              (12,462)            4,982
                                            ------------      ------------

Operating expenses:
Research and development                         465,348           261,620
Sales and marketing                              236,032            53,213
General and administrative                       626,503           571,453
                                            ------------      ------------
Total operating expenses                       1,327,883           886,286
                                            ------------      ------------

         Loss from operations                 (1,340,345)         (881,304)

Investment income                                146,735            95,775
Interest (expense)                                (7,049)          (13,003)
                                            ------------      ------------
Net (loss) available to common
     Shareholders                           $ (1,200,659)     $   (798,532)
                                            ============      ============

Net loss per common share                   $       (.06)     $       (.05)
                                            ============      ============

Weighted average shares outstanding           21,243,155        16,353,688


                            OnLine Power Supply, Inc.
                       Condensed Statements of Cash Flows



                                                               For the Three Months Ended March 31,
                                                              -------------------------------------

                                                                       2001          2000
                                                                   -------------  ------------
                                                                    (unaudited)    (unaudited)

Cash flows from operating activities
     Net (Loss)                                                    $(1,200,659)   $  (798,532)
     Adjustments to reconcile net loss to net cash:
     Depreciation and amortization                                      67,997         43,075
     Investment earnings                                               (64,345)          --
     Changes in certain assets and liabilities:
         Receivables, inventory and other current assets              (235,310)      (126,691)
         Accounts payable and other current liabilities                 67,844         79,761
                                                                   -----------    -----------
                                                                      (163,814)        (3,855)
                                                                   -----------    -----------
         Net cash (used in) operating activities                    (1,364,473)      (802,387)
                                                                   -----------    -----------

Cash flows from  investing activities
     Purchases of fixed assets and leasehold improvements             (485,007)       (36,258)
     Payments to acquire patent                                        (13,259)          --
     Proceeds from maturing certificate of deposit                     500,000           --
     Purchase certificates of deposit                                     --       (1,582,672)
     Proceeds from commercial paper at maturity                      3,159,000           --
                                                                   -----------    -----------
         Net cash provided by (used in) investing activities         3,160,734     (1,618,930)
                                                                   -----------    -----------

Cash flows from financing activities
     Proceeds from sale of stock                                          --           50,034
     Payments for offering costs                                          --          (74,280)
     Payments on capital leases                                         (7,110)        (5,763)
     Proceeds from line of credit                                         --          585,000
     Payments on line of credit                                           --             (731)
     Proceeds from long term debt                                         --           42,687
     Payments on long term debt                                         (6,432)        (2,907)
                                                                   -----------    -----------
     Net cash provided by ( used in) financing activities              (13,542)       594,040
                                                                   -----------    -----------
     Net increase (decrease) in cash                                 1,782,719     (1,827,277)


     Cash and cash equivalents- beginning of period                  3,181,728      1,941,367
                                                                   -----------    -----------
     Cash and cash equivalents- end of period                      $ 4,964,447    $   114,090
                                                                   ===========    ===========

Cash paid for interest during the three months ended March 31, 2001 and March 31, 2000 was $ 4,376 and $ 19,952 respectively.

                            OnLine Power Supply, Inc.
                          Notes to Financial Statements

NOTE 1 - ACCOUNTING POLICIES
----------------------------

Basis of Presentation
---------------------

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and shareholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates and assumptions and interim results are not necessarily indicative of the results for the full year.


Annual Versus Interim Statements
--------------------------------

The interim financial statements are presented in accordance with the requirements of SEC Form 10-QSB and therefore may not include all of the disclosures made in the SEC Form 10-KSB annual report filing. These financial statements should be read in conjunction with Management's Discussion included in the SEC Form 10-QSB and the audited financial statements and notes included in the 2000 SEC Form 10-KSB.


NOTE 2 - SHAREHOLDERS' EQUITY
-----------------------------

Qualified Stock Option Plan
---------------------------

The shareholders approved a Qualified Incentive Stock Option Plan on December 7, 1999. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best-qualified new employees by offering ownership as a means of reward and retention. A total of 3,500,000 common shares have been set-aside in this plan to provide for stock options to participants.

Directors Non-Qualified Stock Option Plan
-----------------------------------------

The Board of Directors adopted a Directors Non-Qualified Stock Option Plan in August 2000 to provide for stock options to members serving on the Board. The plan will be used to attract and retain the most qualified candidates by issuing them stock options in exchange for their service on the Board.

NOTE 3-STOCK OPTION NOTES RECEIVABLE
------------------------------------

The Company's Incentive Stock Option Plan (ISOP) administrators allow (beginning October, 2000) employee ISOP participants to borrow funds from the company to option their common stock. The advances are evidenced by recourse notes from the employee to the Company bearing interest at 8% per annum. The outstanding stock option exercise notes payable to the Company at December 31, 2000 and March 31, 2001 is $ 83, 127.

NOTE 4 - INCOME TAXES
---------------------

A reconciliation of the US statutory federal income tax rate to the effective rate follows:


                                                     March 31,         March 31,
                                                     ---------         ---------
                                                        2001             2000
                                                        ----             ----

U.S. statutory federal rate                            34.00%           34.00%
State income tax rate, net of federal benefit          3.00%             3.00%
Provision for bad debts                                  -                 -
Net operating loss for which no tax benefit
  is currently available                              (37.00%)         (37.00%)
                                                      -------          -------

                                                      --     %          --    %
                                                   ===========        =========

Deferred taxes consisted of:


                                                    Mar. 31, 2001  Mar. 31, 2000
                                                    -------------  -------------

Deferred tax asset as a result of a net operating
   tax loss carry-forward (beginning 1996)          $ 2,992,000    $ 1,748,290
Valuation allowance                                  (2,992,000)    (1,748,290)
                                                    -----------    -----------
Net deferred taxes                                  $      --      $      --
                                                    ===========    ===========

The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The net operating losses prior to 1996 have been lost due to the change of business and change of ownership. The losses since 1996 may be limited because of the change of ownership during 2000. The available NOL is based on the estimated time during the year that the greater than 50 % ownership change occurred, thereby, resulting in the loss becoming partially limited in its future use.

NOTE 5 - CONTINGENCIES AND COMMITMENTS
--------------------------------------

Office and Laboratory Space
---------------------------

The Company has leased their office-laboratory space in the Highland Park complex in Englewood, Colorado through February 28, 2006. Future minimum rental payments payable under the office lease are $ 490,231 at
 $8,309 per month until February, 2006.

Performance Options
-------------------

As part of the executive employment agreements, two officers (including the retired CEO) shall become fully vested to receive options to purchase 500,000 shares (one million in total) of the Company's common stock upon achieving the following performance goals:

1. If the Company's consolidated gross revenues exceed $3,000,000 by December 31, 1999, the executives vest in 35% of the options; this event did not occur and the options did not vest accordingly.

2. If the Company's consolidated gross revenues exceed $6,000,000 by December 31, 2000 the executives vest in an additional 35% of the options; this event did not occur and the options did not vest accordingly.

3. If the Company's consolidated gross revenues exceed $9,000,000 by December 31, 2001, the executives vest in 30% of the options.

Manufacturing
-------------

The Company has entered into an arrangement with Saturn Electronics and Engineering Inc. for the turn-key manufacture of the initial power conversion units developed by the Company. Saturn may, if asked by the Company, internally finance certain costs normally associated with the production ramp up process and subsequently be reimbursed out of the proceeds of payments for the orders when received by the Company. Subject to certain terms and conditions, Saturn has the exclusive right to manufacture all of the products developed by OnLine through the end of their first product development program.

NOTE 6- LITIGATION
------------------

The Company has settled and satisfied all claims that have arisen from a prior business endeavor except for one known as Max Music (claiming $ 390,000) currently being appealed. It was litigated with the magistrate's ruling given in favor of the Company in 1999. The ruling is now being reviewed by an appellate judge and the final outcome is yet to be decided. Management has been advised by counsel that it is likely the Company will prevail under appeal. However, as with all litigation results, the actual outcome will not be known until the appeal process is completed; in the meantime, management believes that the eventual outcome will not have any adverse financial effect on the company.

NOTE 7 - DEVELOPMENTAL TECHNOLOGY RISKS AND REVENUE GENERATION
--------------------------------------------------------------

The company is focused exclusively on bringing its new, proprietary technology to market that will compete more favorably against existing technology for certain targeted applications and customers. The company is relying on a few large original equipment manufacturer (OEM) customers for prospective sales during 2001 and has established a significant sales marketing budget to expedite the release and introduction of the technology to these potential users. The technology introduction process is complex and lengthy; however, initial orders are being taken and production units were delivered in the first quarter, 2001 to the first customer. We do not have accurate information at this time to predict when net sales revenues will be adequate to cover the overhead for the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the quarterly financial statements filed with this report. Except for the historical information contained herein, this report may contain forward looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and timing of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's annual SEC Form 10-KSB.

GENERAL DISCUSSION OF THE BUSINESS STRATEGY

The Company released the Power Factor Corrected Front End Module (PFC) to the market during the fourth quarter 2000. This event signified the start of the operational dimension of the organization coupled with the three- year-old developmental stage that had been ongoing since 1996. Development of derivative power supply products, such as the 48 volt-500 watt power supply, are now underway for release to the marketplace later in 2001. The original patent for the new technology was filed in October 1999 and has been updated several times to include all new discoveries and is pending issuance by the US Patent Office.

The set up of the turn-key manufacturing process at Saturn Electronics and Engineering is complete and PFC evaluation and production units have been shipped to customers throughout the last two calendar quarters. Additional orders for PFC product and samples are being processed and manufacturing at Saturn is ongoing.

The Company is developing its proprietary 48 volt-500 watt power supply, incorporating the discoveries made during the PFC research and development, followed by other products with multiple output capabilities. The first wide scale use of the products will be in the telecommunications industry, network computing, optical switching, DC motor controls and lighting systems among others, including the aerospace industry. A number of potential customers are actively evaluating our technology for use in their design systems. The Company's objective is to become the leader in innovation for the power supply industry and to revolutionize the way power supplies are perceived as a component of the overall system.

While the laboratory staff concentrates on producing the initial prototype 48 volt power supply for testing and certification, the sales and marketing staff is introducing the PFC technology to the targeted prospective users. An advertising and public relations campaign (at a total cost of $ 200,000 for first quarter) has been designed to heighten the awareness of our products and our company. A new and much larger laboratory and office space was occupied in February 2001. The business unit continues to mature and grow to meet the demands of being a public company and communicating with all shareholders.

The initial advertising campaign has produced a substantial amount of interest in OPS products and capabilities. Leads from potential customers are being received weekly and followed up by the sales department and the sales representative network. Additional leads are being produced continually by the efforts of the sales representatives and distribution network. With the production line up and running, sales potential has dramatically increased and our customer contact includes many companies in a variety of locations.

In conjunction with anticipated increases in sales order volumes in the second through fourth quarters of 2001 and the first quarter 2002, we are working with Saturn Electronics and Engineering to move the production to Saturn's larger facility in Mexico. Our goal in this respect is to meet increasing order flow without interruption to our customers and also to implement cost reductions resulting from higher volumes and lower lab costs.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

In the first quarter, 2000 the company did not have significant revenues as a result of the decision to re-direct the company's efforts towards developing a totally new line of products. A very small amount of revenue was generated in 2000 while the remaining inventory of discontinued products was being liquidated. The initial sales results for this new product emphasis were not realized until the first quarter, 2001. Several delays were experienced in 2000 during which the technology (original prototype) underwent five distinct changes to improve the unit's performance. The end result has produced superior test results and is being marketed as the first commercial product from the discoveries originally occurring in 1995. For these reasons, it is not meaningful to compare operational results quarter over quarter included in this financial report because it would be comparing results of old operations being shut down with new operations just starting up.

Sample unit sales of the Power Factor Corrected Module occurred in fourth quarter 2000 and production line sales of $202,403 were recorded first quarter, 2001. The forecast is for steadily increasing quarter over quarter revenues for the remainder of 2001. The company has purchase orders for units to be manufactured through April, 2001 and receipt of sequential purchase orders for unit deliveries occurring after the initial production run is expected but not assured.

The cost of the initial production revenues (sales) this quarter included some components procured based on expedited deliveries and low level purchase patterns (producing higher costs than volume purchase patterns) and included amortization of initial costs of parts, supervision, tools and supplies for implementing the manufacturer's production line process. The pricing of the initial deliveries did not totally recover all of the per unit direct manufacturing costs; therefore, the sales in this quarter resulted in a gross loss of $12,462 which we anticipated at these lower sales levels.

The Company continues to add engineering, technical and management personnel during 2000 and 2001 and has recently completed a move into facilities double the size of the former facility. The monthly occupancy cost of the new space is not appreciably greater than the cost of the previous space; approximately $10.00 per square foot of remodeling ($94,000) was completed and paid for by the Company in exchange for the rent remaining constant for the next 60 months. New laboratory equipment totaling approximately $325,000 has been acquired this quarter to bring our bench testing capability up to the standards of the independent laboratories and to allow us to design the products with all of the safety and UL characteristics required by our customers. All voice and data communications networks underwent a substantial upgrade during the relocation at a cost of approximately $75,000 to accommodate all foreseeable communications needs.

Selling and marketing costs for the quarter ended March 31, 2001 were $236,032 compared to the quarter ended March 31, 2000 that totaled $ 53,213. The major spending increases were for: direct advertising costs of $104,000, an annual sales meeting costing $31,000 and increases in the size of the staff and the general expense budget for marketing for another $ 45,000.

Research and development costs include research salaries and benefits, travel, employee training, the cost of test equipment, test parts, technical consulting and independent product certification testing. The research effort is growing and is focused on developing the new 48 volt line of products. The R & D costs have increased $203,728 quarter over quarter from 2000 to 2001, a 77% dollar increase, as a direct result of the expansion of the department and the development effort. The present spending level for R & D, of approximately $475,000 per quarter, is projected to continue throughout the remainder of 2001.

General and administrative expenses were $571,453 in 2000 compared to $626,503 in 2001, an increase of

$55,050 reflecting a slightly higher quarter over quarter cost for overhead to maintain a basic and constant level of effort. All of the administrative infrastructure, and associated costs, was in place a year ago while the company was in the process of becoming fully reporting. The overhead cost structure will remain fairly constant until the Company is revenue producing at substantially higher sales, production and profitability levels. Staff increases may occur in management, sales and accounting as the Company becomes larger in size and scope necessitating a higher level of general overhead accordingly.

Interest income increased $50,960 from 2000 to 2001 as a result of earnings on the investment of the residual private equity funds received by the Company after the 2000 first quarter ended. The Company continues to hold its investable funds in a 6-9 month maturity portfolio of AA grade or better investments of commercial paper or institutional money market funds at an average investment return of 4.97% (for the most recent round of investment activity.) As investment funds are used for working capital, the resulting interest income that can be earned will drop each quarter accordingly; namely $12,500 per quarter at the current burn rates.

LIQUIDITY AND CAPITAL RESOURCES.

The Company has successfully financed its product research and development effort since 1996 by selling preferred and common stock to accredited investors from time to time. The company historically has not had to rely on debt proceeds or net sales revenues to pay the cost of its operations. The existing, projected cash burn rate for executing the present business plan fluctuates between $350,000 to $400,000 per month. In addition, the company does not wish to use their cash below a reserve level of $3,000,000. Net sales revenues (presently projected to occur during 2001), will provide some portion of the operating capital before the point in time (approximately 10 months in the future) when the agreed upon cash reserve will be needed to sustain operations. Sales forecasts for the PFC product and the "still in development" 48 volt product should produce net revenues sufficient to pay the cost of operations and provide the planned profits for the Company's shareholders in 2002. The Company has no contingency plan yet to obtain additional operating capital in the event that sales do not occur as projected in 2002, but will create a plan for additional capital to sustain the product introduction process if that need should arise sometime during 2001.

INCOME TAXES.

The Company has approximately $8,000,000 of operating tax loss carry forwards that expire each year through 2019 if not offset against taxable profits. Some portion of these losses will be available in the future to offset the current payment of the taxes normally due on the profits of the Company. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the NOL carry forwards available to be used in any given year, if certain events occur, including major changes in ownership or changes in businesses.

                           PART II. OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

                                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.


                                  None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      ONLINE POWER SUPPLY INC.
                                      (Company)




Date:  April 27, 2001                 By:       /s/   Kris Budinger
                                             -----------------------------------
                                             KRIS BUDINGER,
                                             CEO and President




Date:  April 27, 2001                 By:       /s/   Richard L.  Millspaugh
                                             -----------------------------------
                                             RICHARD L. MILLSPAUGH,
                                             Chief Financial Officer