Form 10QSB
period 2001-06-30
ONLINE POWER SUPPLY INC
filed 2001-08-08
CIK 1101152

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended June 30, 2001
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   000-29669

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

             Nevada                                     84-1176494
---------------------------------------------         --------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     Incorporation or organization)                     Identification No.)

8100 South Akron, # 308 Englewood, Colorado                       80112
---------------------------------------------         --------------------------
           (Address of principal executive offices)            (Zip Code)

Company's telephone Number:  (303) 741-5641
                             ----------------

                    Former Address through February 28, 2001:
                6909 South Holly Circle #200, Englewood, Co 80112
--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES  X   NO
                  ---     ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at June 30, 2001
----------------------------------          ------------------------------------
  Common stock, $.0001 par value                     21,243,155 Shares

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Except for historic financial information, all of the information that is contained in this Form 10- QSB is comprised of forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Specifically, all statements in the report, other than historical facts, regarding our financial position, business strategy, and plans for future operations are forward-looking. These statements are based on beliefs of management and are subject to known and unknown risks. These risks involve present and future economic conditions, market conditions, financing, litigation and other potentially threatening business influences, all of which may change and produce risks and results very different than those now affecting us. The words " anticipate", "believe", "estimate", "expect", "will", "may", "continue", "intend", "could" and "should" or other words and phrases similar to these are intended to caution the reader of the forward-looking nature of their use. Statements containing these words should be considered "cautionary". Management's statements in this report are based on the most accurate assessment of the risks associated with the business today; however, certain facts and assumptions may not be realized and the actual operating results may prove to be different than expected. Although we believe our assumptions are reasonable, we are qualifying all written statements attributed to management's estimates as cautionary and forward-looking and accordingly expressly qualify their accuracy pending substantial realization of the underlying estimates, conditions and assumptions.

                            OnLine Power Supply, Inc.

                                      Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Balance Sheets June 30, 2001 and December 31, 2000........4-5

         Condensed Statements of Operations - Three and Six Months Ended
         June 30, 2001 and June 30, 2000.......................................6

         Condensed Statements of Cash Flows - Six Months Ended
         June 30, 2001 and June 30, 2000.......................................7

         Notes to Condensed Financial Statements............................8-10

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................10-13


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities ...............................................14

ITEM 4.  Submission of Matter to a Vote of Shareholders.......................14

ITEM 6.  Exhibits and Reports on Form 8-K.....................................14

         Signatures...........................................................15

                            OnLine Power Supply, Inc.
                            Condensed Balance Sheets




                                                           June 30,       December 31,
                                                             2001             2000
                                                         ------------    -------------
                                                          (unaudited)

Assets
Current assets
     Cash and cash equivalents                           $5,294,473      $3,181,728
     Certificates of deposit                                150,000         650,000
     Short term investments                                    --         5,067,156
     Accounts receivable, net                               245,770          29,819
     Accrued interest                                        23,793          50,239
     Receivable from officers                               103,780          40,050
     Inventory, at lower of cost or market                  141,283          79,643
     Prepaid expenses                                       200,523         128,184
                                                         ----------      ----------

         Total current assets                             6,159,622       9,226,819

Property and intangibles, net of depreciation and
amortization, and other assets
     Property and equipment, net                          1,033,647         434,437
     Equipment under capital leases, net                     64,571          72,976
     Leasehold improvements, net                            102,119            --
     Goodwill, net                                           78,538         104,718
     Acquired technology, net                                38,220          50,960
     Patents, net                                            68,546          58,582
     Other assets                                              --            18,114
                                                         ----------      ----------

         Total property and other assets                  1,385,641         739,787
                                                         ----------      ----------

         Total assets                                    $7,545,263      $9,966,606
                                                         ==========      ==========

                            OnLine Power Supply, Inc.
                      Condensed Balance Sheets (Continued)


                                                                June 30,       December 31,
                                                                  2001            2000
                                                             -------------   --------------
                                                               (unaudited)
Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                        $    542,096    $    379,836
     Accrued interest                                              19,063          19,063
     Capital lease obligations, current maturity                   33,769          31,212
     Officer's retirement liability                                27,000         108,000
     Notes payable, current maturities                             20,593          19,840
     Accrued liabilities                                           30,000            --
     Other                                                        194,524          52,650
                                                             ------------    ------------
         Total current liabilities                                867,045         610,601
                                                             ------------    ------------
Long-term liabilities
     Capital lease obligations, less current maturities            15,721          33,329
     Note payable, less current maturities                         12,738          23,226
                                                             ------------    ------------
         Total long term liabilities                               28,459          56,555
                                                             ------------    ------------
              Total liabilities                                   895,504         667,156
                                                             ------------    ------------
Shareholders' equity
     Preferred stock, $.0001 par value; 1,000,000 shares
         authorized 2,800 shares issued and outstanding              --              --
     Common stock; $.0001 par value; 100,000,000
          shares authorized; 21,243,155 shares issued
         and outstanding                                            2,124           2,124
     Stock option notes receivable                                (83,127)        (83,127)
     Additional paid-in capital                                29,342,883      29,277,729
     Accumulated (deficit)                                    (22,612,121)    (19,897,276)
                                                             ------------    ------------
         Total shareholders' equity                             6,649,759       9,299,450
                                                             ------------    ------------
Total liabilities and shareholders' equity                   $  7,545,263    $  9,966,606
                                                             ============    ============

                            OnLine Power Supply, Inc.
                   Unaudited Condensed Statement of Operations



                                  Three Months     Six Months     Three Months      Six Months
                                      Ended           Ended           Ended            Ended
                                  June 30, 2001   June 30, 2001   June 30, 2000   June 30, 2000
                                  -------------   -------------   -------------   -------------

Revenue                           $    746,837    $    949,240    $     15,677    $     28,111
Cost of Revenue                        861,919       1,076,784           6,077          13,529
                                  ------------    ------------    ------------    ------------
Gross profit (loss)                   (115,082)       (127,544)          9,600          14,582
                                  ------------    ------------    ------------    ------------

Operating expenses:
Research and development               544,538       1,009,886         315,059         576,679
Sales and marketing                    311,081         547,113          89,414         142,627
General and administrative             607,307       1,233,810         570,683       1,142,345
                                  ------------    ------------    ------------    ------------
Total operating expenses             1,462,926       2,790,809         975,156       1,861,651
                                  ------------    ------------    ------------    ------------
(Loss) from operations              (1,578,008)     (2,918,353)       (965,556)     (1,847,069)


Interest & Investment Income            70,033         216,768         129,771         225,547
Interest (expense)                      (6,211)        (13,260)        (10,614)        (23,617)
                                  ------------    ------------    ------------    ------------
Net (loss)                        $ (1,514,186)   $ (2,714,845)   $   (846,399)   $ (1,645,139)
                                  ============    ============    ============    ============
Net loss per common share         $       (.07)   $       (.13)   $       (.05)   $       (.09)
                                  ============    ============    ============    ============
Weighted average shares
     outstanding                    21,243,155      21,243,155      17,782,490      16,955,337
                                  ============    ============    ============    ============

                            OnLine Power Supply, Inc.
                  Unaudited Condensed Statements of Cash Flows


                                                                      For the Six Months Ended June 30,
                                                                      ---------------------------------
                                                                           2001               2000
                                                                       ------------      ------------

Cash flows from operating activities
     Net (Loss)                                                        $(2,714,845)      $(1,645,139)
     Adjustments to reconcile net loss to net cash:
         Depreciation and amortization                                     157,788            89,333
         Stock Based compensation                                           65,153           129,258
         Options issued for services                                          --              63,783
         Common stock issues for services                                     --              22,100
         Impairment loss on fixed assets                                      --               7,540
     Changes in certain assets and liabilities
         Receivables, inventory and other current assets                  (369,100)         (383,286)
         Accounts payable and other current liabilities                    253,134           (83,105)
                                                                       -----------       -----------
              Net cash provided by (used in) operating activities       (2,607,870)       (1,799,516)
                                                                       -----------       -----------

Cash flows from investing activities
     Payment of leasehold improvements                                    (102,903)             --
     Purchases of equipment                                               (703,316)         (176,681)
     Payments to acquire patent                                            (15,536)           (5,992)
     Sale (purchases) of certificates of deposit                           500,000           (50,000)
     Sale (purchase) investments                                         5,057,156        (5,907,719)
                                                                       -----------       -----------
              Net cash provided by (used in) investing activities        4,745,401        (6,140,392)
                                                                       -----------       -----------

Cash flows from financing activities
     Proceeds from sale of stock                                              --           8,323,125
     Payments for offering costs                                              --            (960,074)
     Payments on capital leases                                            (15,051)          (13,115)
     Payments on line of credit                                               --                (731)
     Proceeds from (repayment of)  long term debt                           (9,735)           52,446
                                                                       -----------       -----------
              Net cash provided by (used in) financing activities          (24,786)        7,401,651
                                                                        -----------       -----------
Net increase (decrease) in cash                                          2,112,745          (538,257)
                                                                       -----------       -----------
Cash and cash equivalents- beginning of period                           3,181,728         1,941,367
                                                                       -----------       -----------
Cash and cash equivalents- end of period                               $ 5,294,473       $ 1,403,110
                                                                       ===========       ===========

Supplemental disclosure of cash flow information:

Cash paid for interest during the six months ended June 30, 2001 and June 30, 2000 was $13,260 and $23,617 respectively.

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

Annual Versus Interim Statements
--------------------------------

The interim financial statements are presented in accordance with the requirements of SEC Form 10-QSB and therefore may not include all of the disclosures made in the SEC Form 10-KSB annual report filing. These financial statements should be read in conjunction with Management's Discussion included in the SEC Form 10- QSB and the audited financial statements and notes included in the 2000 SEC Form 10-KSB.

NOTE 2 - SHAREHOLDERS' EQUITY
-----------------------------

Qualified Stock Option Plan
---------------------------

The shareholders approved a Qualified Incentive Stock Option Plan on December 7, 1999. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best-qualified new employees by offering ownership as a means of reward and retention. A total of 3,500,000 common shares have been set aside in this plan to provide for stock options to participants. During this quarter, 97,000 qualified stock options were granted to several employees to reward their past performance.

Non Qualified Options:
---------------------

During this quarter, 170,000 non-qualified stock options were granted to five employees to reward their past performance, including 25,000 options granted to the Chief Financial Officer. The options vest over three years, were awarded at the market price of $ 3.50 per share and will expire at the end of ten years.

Stock Option Plan for Non-Executive Directors
---------------------------------------------

The Board of Directors adopted a Directors' Non-Qualified Stock Option Plan in August 2000 to provide for stock options to non-executive members serving on the Board. The plan will be used to attract and retain the most qualified candidates by issuing them stock options in exchange for their service on the Board. 300,000 shares of common stock are reserved for issuance on exercise of options; options on 30,000 shares have been issued to the three non-executive directors.

NOTE 3-STOCK OPTION NOTES RECEIVABLE
------------------------------------

The Company's Incentive Stock Option Plan (ISOP) administrators allow (beginning October 2000) employee ISOP participants to borrow funds from the Company to option their common stock. The advances are evidenced by recourse notes from the employee to the Company bearing interest at 8% per annum. The outstanding stock option exercise notes payable to the Company at December 31, 2000 and June 30, 2001 is $83,127.

NOTE 4 - INCOME TAXES
---------------------

A reconciliation of the US statutory federal income tax rate to the effective rate follows:


                                                       June30,        June 30,
                                                       -------        --------
                                                         2001           2000
                                                        -----           ----

U.S. statutory federal rate                             34.00%         34.00%
State income tax rate, net of federal benefit           3.00%           3.00%
Provision for bad debts                                   --             --
Net operating loss for which no tax benefit
     is currently available                            (37.00%)       (37.00%)
                                                       -------        --------

                                                         -- %            --  %
                                                       =======        ========


Deferred taxes consisted of:


                                                          June 30, 2001      June 30, 2000
                                                          -------------      -------------

Deferred tax asset as a result of a net operating
     tax loss carry-forward (beginning 1996)              $  2,992,000       $  1,748,290
Valuation allowance                                         (2,992,000)        (1,748,290)

Net deferred taxes                                        $     --           $     --


The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The net operating losses prior to 1996 have been lost due to the change of business and change of ownership. The losses since 1996 may be limited because of the change of ownership during 2000. The available NOL is based on the estimated time during the year that the greater than 50% ownership change occurred, thereby, resulting in the loss becoming partially limited in its future use.

NOTE 5 - CONTINGENCIES AND COMMITMENTS
--------------------------------------

Office and Laboratory Space
---------------------------

The Company has leased their office-laboratory space in the Highland Park complex in Englewood, Colorado through February 28, 2006. Future minimum rental payments payable under the office lease are $465,304 at $8,309 per month until February, 2006.

Performance Options
-------------------

As part of their executive employment agreements, two officers (including the retired CEO) shall become fully vested to receive options to purchase 150,000 shares (three hundred thousand in total) of the Company's common stock upon achieving the following performance goals: If the Company's consolidated gross revenues exceed $9,000,000 for the year ended December 31, 2001, the executives vest in the options; if this event does not occur, the options will not be granted and will expire.

Manufacturing
-------------

The Company has entered into an arrangement with Saturn Electronics and Engineering Inc. for the turnkey manufacture of the initial power conversion units developed by the Company. Saturn may, if asked by the Company, internally finance certain costs normally associated with the production ramp-up process and subsequently be reimbursed out of the proceeds of payments for the orders when received by the Company. Subject to certain terms and conditions, Saturn has the exclusive right to manufacture all of the products developed by OnLine through the end of their first product development program.

NOTE 6- LITIGATION
------------------

The Company has settled and satisfied all claims that have arisen from a prior business endeavor except for one known as Max Music (claiming $390,000) currently being appealed by the bankruptcy trustee for the plaintiff. It was litigated with the Magistrate's ruling given in favor of the Company in 1999. The ruling is now being reviewed by the Federal District Court and the final outcome is yet to be decided. Management has been advised by counsel that it is likely the Company will prevail. However, as with all litigation results, the actual outcome will not be known until the process is completed; in the meantime, management believes that the eventual outcome will not have any adverse financial effect on the Company.

NOTE 7 - DEVELOPMENTAL TECHNOLOGY RISKS AND REVENUE GENERATION
--------------------------------------------------------------

The Company is dedicated to bringing its new, proprietary technology to market that will compete favorably against existing technology for certain targeted applications and customers. The Company is focusing on original equipment manufacturer (OEM) customers for prospective sales during the balance of 2001 and has established a significant sales marketing budget to expedite the release and introduction of the technology to these potential users. The technology introduction process is complex and lengthy; however, initial orders are being taken and production units were delivered in the first quarter 2001 to the first customer. The Company has attracted numerous 2nd and 3rd tier type companies in the United States, Canada and overseas that will lead to a strong diversification of customers, industries and product applications However, we are unable at this time to predict when net sales revenues will be adequate to cover the overhead for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS STRATEGY

     The Company successfully released the PFC product late in 2000 to signify the beginning of the operational phase of the Company following research and development work leading to the patented technology that forms the basis for several iterations of new power supply products.

     Shortly, the Company expects to release a family of single output 48 volt power supplies beginning with 500 watts, 750 watts and 1000 watts of DC output, all incorporating the highly successful front-end PFC module allowing design engineers much greater design flexibility. The initial interest shown by potential customers indicates that OnLine Power Supply Inc. will have start up orders after the product evaluation process is completed by the OEM engineers.

     OnLine Power Supply Inc.'s goal is to lead the way in producing the newest generation of 48-volt power supply products. The new 48-Volt product should provide the power industry much needed advancements in the size, weight, efficiency and reliability of power products that can keep pace with all of the other changes affecting the way the power component is presently being viewed. The core technology has been thoroughly validated and an intense focus on our potential customer's design engineers is ongoing to introduce the design flexibility and innovative uses to ultimately persuade them to "design in" our products as a strategic component for their next generation OEM products.

RESULTS OF OPERATIONS

Revenues
--------

     Revenues during the second quarter were $ 746,837 consisting of sales of the PFC unit for resale and evaluation; this represents an increase of $ 544,434 over the previous quarter and $ 731,160 over the same quarter a year ago. The gross profit margin for the initial revenue stream has been adversely affected by introductory (preferential) pricing parameters, but ongoing sales will be formulated with more normal industry profit margins. The second quarter sales resulted in a gross loss of $ 115,082 for the reasons mentioned above, but profit margin improvement should occur throughout the rest of 2001 with more sales and coupled with realization of the cost saving benefits due to the relocation of the production line operation to Monterrey, Mexico in June, 2001.

     Since the fourth quarter of 2000, significant sectors of the U.S and global economies have experienced a sharp slowdown in growth. The resulting impact on our customers and markets is unclear but may cause a slowdown in our sales for the balance of 2001 and our internal expectations for 2002.

Operating Costs and Expenses
----------------------------

     The quarter over quarter cost structure for general and administrative expenses has increased from $570,683 in 2000 to $607,307 in 2001, mainly due to the Company's move into expanded and improved facilities and increased support costs of four additional staff members. The main corporate offices and lab facility were relocated in March 2001 to a custom designed space over twice as large as the former space. The growth caused the general operating costs for the offices to increase, but not in proportion to the increased size of the Company. New laboratory equipment, new computer capabilities and new voice and data communications were incorporated into the design of the space to serve us adequately for the foreseeable future.

     Research and development costs have almost doubled from the second quarter 2000 to second quarter, 2001. The cost of operating the laboratory was $ 544,538 this quarter versus $ 315,059 last year. The overall research and development program has been stepped up to finish the 48-volt product work and to continue to answer the customer application requests for the PFC unit. Presently, the Company is seeking additional technical staff at all skill levels to further increase the work capacity of the new product development program. The expectations are for the costs of operations of the laboratory to increase moderately for the remainder of 2001 and into 2002 until we achieve the optimum operational management level to support our goals.

     Sales and marketing has been operating, since third quarter 2000, with the short-term goal and commensurate funding level to attain the most rapid introduction of the PFC technology to the most likely first users. As planned, the cost to carry out this plan was $ 311,081 in this quarter as compared to $ 89,414 for this comparable quarter last year. The major sales and marketing cost components include: direct advertisements, direct mail correspondence, travel and lodging, distributor training seminar costs, attendance at trade shows and public relations type industry projects. Early results indicate that the focus of the campaign has produced steady and acceptable rewards and should lead to additional orders accordingly during the rest of 2001. Also evident is the longer-term educational goal for the potential OEM customer to begin to think about adaptation of the new technology into their long-term product planning processes. A new product and new application idea translates into long lead times for converting leads to orders; however, in many instances, the process is well underway and evaluation units are being investigated for suitability by many prospects at this time.

FINANCIAL CONDITION

     When the Company was re-focused in 1999 and 2000 to new technology research for the power supply industry, it also successfully raised $ 14.2 million of new equity capital to build a solid financial foundation for forecasted growth. The present cash position is $5,295,000 which is twelve months cash in the bank at the current burn rate. All cash resources (except the checking account cash) are currently invested in institutional money market accounts. The interest earnings have been reduced quarter over quarter by the lowering of the interest rates and the lowering of the amount of cash for investment due to the working capital consumed to sustain the operations during this pre-production phase.

     The current quick ratio (ability to pay bills on time) is 9.8 to 1.0 and the overall current ratio is 7.1 to 1.0, both results indicating excellent financial health at this time. The debt to equity ratio is .13 to 1.0 which is superior to industry averages and indicates a near term comfort level pending the expected creation of profitable operations sometime within the next twelve months.

     The Company has not incurred any new debt this quarter and has routinely paid down all of its note and finance lease obligations pursuant to their agreed upon terms over the past quater and six months. The obligation to pay retirement benefits to the retired CEO has been reduce to $27,000 at the end of June 30, 2001 and will be completely paid off at August 31, 2001. Accounts payable have increased $162,620 from the end of last year to the end of this quater due to the amounts owing to Saturn Electronics and Engineering for the manufacture of the PFC units and for the $225,000 in pre-production costs incurred to set up the production line. All of our trade payables are paid in the normal course of business and within pre-arranged credit terms; accounts payable will increase as the amount of business increases from quarter to quarter.

     Management has historically placed idle funds in cash equivalents, such as liquid money market accounts, and investments, such as short term, high grade commercial paper, to achieve the most earnings within a conservative investment program. Consequently, the previous quarters show cash equivalents and short term investments. During this quarter, all of the maturing commercial paper investments were placed in money market accounts; therefore, no short term investments are on the balance sheet at June 30, 2001 and a large increase of cash is now reported as cash equivalents.

     Based on our current business plans and operating strategy, we believe that the current working capital and borrowing capacity are sufficient to fund the Company's working capital, capital expenditures and other normal cash requirements for the next twelve months. However, with sustained growth and the completion of the 48-volt development and the product release, the Company may need to seek a combination of debt and additional equity capital to keep operations at expected levels, while we seek enhanced revenues from the launch of the next line of 48-volt power supplies early next year. All of the necessary steps of the business plan are being more fully developed, including hiring new engineers and new engineering technicians. In addition, a new purchasing agent has been hired to develop central purchasing and a newly hired chief operating officer is now implementing manufacturing company operating policies and procedures.

     The Company will reap the benefits of an estimated $ 8,000,000 net tax loss carry forward which can be applied to any future tax liability once the Company reaches profitability. The loss may be limited in its use by tax regulations and may expire if not utilized, but still represents a significant potential economic benefit in the form of cash saved against otherwise payable income tax that would be due and payable.


                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 25, 2001 the Company adopted (by authority of its board of directors) a shareholder rights plan ("poison pill"), by which all shareholders of record on that date (and all future shareholders of record) received rights to purchase preferred stock under certain conditions. The plan was filed as an exhibit to the Company's Form 8-A registration of the purchase rights, which Form 8-A was filed with the Securities and Exchange Commission on April 25, 2001. That Form 8-A is incorporated by reference into this Form 10-QSB report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     The annual meeting of the shareholders was held on June 21, 2001 and the following items were approved by a majority vote of the shareholders:

(a) All current serving members of the board of directors were re-elected for another one year term. Shares were voted on the re-election of directors as follows:

                                    FOR           AGAINST          ABSTAIN

         Kris M. Budinger         12,455,019       327,598        1,206,340
         Gary R. Fairhead         12,631,049       132,818        1,206,340
         Ronald W. Mathewson      12,631,049       151,568        1,206,340
         Thomas Glaza             12,649,799       132,818        1,206,340

(b) The authorized shares of common stock was increased from 50,000,000 shares to 100,000,000 shares, with 11,294,877 shares voted in favor, 2,545,760 shares voted against, and 148,320 shares abstaining.

(c) The appointment of the current audit firm (Ehrhardt Keefe Steiner & Hottman) to serve as the audit firm for 2001 was ratified by shareholder vote (13,657,744 shares in favor, 97,949 shares against, and 233,264 shares abstaining).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits.   None

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       ONLINE POWER SUPPLY INC.
                                       (Company)




Date:  August 7, 2001                  By:       /s/   Kris Budinger
                                              ----------------------------------
                                              KRIS BUDINGER,
                                              CEO and President




Date:  August 7, 2001                  By:       /s/   Richard L.  Millspaugh
                                              ----------------------------------
                                              RICHARD L. MILLSPAUGH,
                                              Chief Financial Officer