Form 10QSB
period 2001-09-30
ONLINE POWER SUPPLY INC
filed 2001-11-13
CIK 1101152

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal quarter ended September 30, 2001
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   000-29669

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

             Nevada                                          84-1176494
-------------------------------------------------     --------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       Incorporation or organization)                     Identification No.)

   8100 South Akron, # 308 Englewood, Colorado                 80112
-------------------------------------------------     --------------------------
      (Address of principal executive offices)               (Zip Code)

Company's telephone Number:    (303) 741-5641
                             --------------------

     Former Address through February 28, 2001: 6909 South Holly Circle #200
                                               Englewood, Co 80112
--------------------------------------------------------------------------------
                        (Former name, former address and
                former fiscal year, if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES   X    NO
                  -----     -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at November 12, 2001
---------------------------------------     ------------------------------------
   Common stock, $.0001 par value                    21,243,155 Shares

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Except for historic financial information, all of the information that is contained in this Form 10-QSB is comprised of forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Specifically, all statements in the report, other than historical facts, regarding our financial position, business strategy, and plans for future operations are forward-looking. These statements are based on beliefs of management and are subject to known and unknown risks. These risks involve present and future economic conditions, market conditions for our existing and new products, available financing when and if needed for operations, litigation and other unknown business factors, all of which may change and produce risks and results very different than those now affecting us. The words "anticipate", "believe", "estimate", "expect", "will", "may", "continue", "intend", "could" and "should" or other words and phrases similar to these are intended to caution the reader of the forward-looking nature of their use. Statements containing these words should be considered "cautionary". Management's statements in this report are based on the most accurate assessment of the risks associated with the business today; however, certain facts and assumptions may not be fully realized and the actual future operating results may prove to be different than expected. Although we believe our assumptions are reasonable, we are qualifying all written statements attributed to management's estimates as cautionary and forward-looking and accordingly expressly qualify their accuracy pending substantial realization of the underlying estimates, conditions and assumptions.

                            OnLine Power Supply, Inc.

                                      Index

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Balance Sheets
           September 30, 2001 and December 31, 2000.........................4-5

           Condensed Statements of Operations -
           Three and Nine Months Ended
           September 30, 2001 and September 30, 2000..........................6

           Condensed Statements of Cash Flows - Nine Months Ended
           September 30, 2001 and September 30, 2000..........................7

           Notes to Condensed Financial Statements.........................8-10

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................11-14


PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities ............................................14

ITEM 4.    Submission of Matters to a Vote of Shareholders...................14

ITEM 6.    Exhibits and Reports on Form 8-K..................................14

           Signatures........................................................15

                            OnLine Power Supply, Inc.
                            Condensed Balance Sheets



                                                          September 30,       December 31,
                                                               2001               2000
                                                          -------------       ------------
                                                           (unaudited)


Assets
Current assets
     Cash and cash equivalents                             $3,303,762          $3,181,728
     Certificates of deposit                                  150,000             650,000
     Short term investments                                 1,000,000           5,067,156
     Accounts receivable, net                                 313,771              29,819
     Accrued interest                                          35,020              50,239
     Receivable from officers                                 108,780              40,050
     Inventory, at lower of cost or market                    233,515              79,643
     Prepaid expenses                                         275,896             128,184
                                                           ----------          ----------
         Total current assets                               5,420,744           9,226,819

Property and intangibles, net of depreciation and
amortization, and other assets
     Property and equipment, net                              944,326             434,437
     Equipment under capital leases, net                       53,376              72,976
     Leasehold improvements, net                              115,163                --
     Goodwill                                                  69,812             104,718
     Acquired technology, net                                  31,850              50,960
     Patents, net                                              66,358              58,582
     Other assets                                                --                18,114
                                                           ----------          ----------
         Total property and other assets                    1,280,885             739,787
                                                           ----------          ----------
         Total assets                                      $6,701,629          $9,966,606
                                                           ==========          ==========

                            OnLine Power Supply, Inc.
                      Condensed Balance Sheets (Continued)


                                                                   September 30,          December 31,
                                                                      2001                    2000
                                                                   -------------          ------------
                                                                   (unaudited)
Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                             $    475,988           $    379,836
     Accrued interest                                                   19,063                 19,063
     Capital lease obligations, current maturity                        39,060                 31,212
     Officer's retirement liability                                       --                  108,000
     Notes payable, current maturities                                  20,980                 19,840
     Accrued liabilities                                                34,212                   --
     Other                                                             239,206                 52,650
                                                                  ------------            -----------
         Total current liabilities                                     828,509                610,601
                                                                  ------------            -----------
Long-term liabilities
     Capital lease obligations, less current maturities                  2,465                 33,329
     Note payable, less current maturities                               7,346                 23,226
         Total long term liabilities                                     9,811                 56,555
                                                                  ------------            -----------
              Total liabilities                                        838,320                667,156
                                                                  ------------            -----------
Shareholders' equity
     Preferred stock, $.0001 par value; 1,000,000 shares
         authorized 2,800 shares issued and outstanding                   --                     --
     Common stock; $.0001 par value; 100,000,000
          shares authorized; 21,243,155 shares issued
         and outstanding                                                 2,124                  2,124
     Stock option notes receivable                                     (83,127)               (83,127)
     Additional paid-in capital                                     29,342,882             29,277,729
     Accumulated (deficit)                                         (23,398,570)           (19,897,276)
                                                                  ------------            -----------
         Total shareholders' equity                                  5,863,309              9,299,450
                                                                  ------------            -----------
Total liabilities and shareholders' equity                        $  6,701,629           $  9,966,606
                                                                  ============           ============

                            OnLine Power Supply, Inc.
                  Unaudited Condensed Statements of Operations


                                 Three Months      Three Months       Nine Months       Nine Months
                                     Ended             Ended             Ended             Ended
                                 September 30,     September 30,     September 30,     September 30,
                                     2001              2000              2001               2000
                                 ------------      ------------      ------------      ------------
Revenue                          $    946,734      $     20,848      $  1,895,974      $     48,959
Cost of Revenue                       717,073            28,634         1,793,857            42,162
                                 ------------      ------------      ------------      ------------
Gross profit (loss)                   229,661            (7,786)          102,117             6,797
                                 ------------      ------------      ------------      ------------
Operating expenses:
Research and development              282,561           317,991         1,292,447           894,670
Stock based compensation                 --             359,607            65,153           363,113
Sales and marketing                   292,945            70,530           840,058           211,844
General and administrative            494,136           372,819         1,662,793         1,512,971
                                 ------------      ------------      ------------      ------------
Total operating expenses            1,069,642         1,120,947         3,860,451         2,982,598

(Loss) from operations               (839,981)       (1,128,733)       (3,758,334)       (2,975,801)


Interest & Investment Income          58,313            165,913           275,081           391,459
Interest (expense)                    (4,781)            (6,343)          (18,041)          (29,960)
                                 ------------      ------------      ------------      ------------
Net                              $    53,532       $    159,570      $    257,040      $    361,499

Net (loss)                       $   (786,449)     $   (969,163)     $ (3,501,294)     $ (2,614,302)
                                 ------------      ------------      ------------      ------------

Net loss per common share        $       (.04)     $       (.05)     $       (.16)     $       (.14)
                                 ============      ============      ============      ============

Weighted average shares
     outstanding                   21,243,155        19,808,175        21,243,255        18,404,254


                            OnLine Power Supply, Inc.
                  Unaudited Condensed Statements of Cash Flows

                                                                            For the Nine Months Ended
                                                                                   September 30
                                                                           -----------------------------
                                                                                2001            2000
                                                                           ------------     ------------
Cash flows from operating activities
     Net (Loss)                                                            $(3,501,294)     $(2,614,302)
     Adjustments to reconcile net loss to net cash:
         Depreciation and amortization                                         261,544          142,124
         Stock notes receivable                                                   --            (93,280)
         Stock based compensation                                               65,153          363,113
         Options issued for services                                              --             63,783
         Common stock issued for services                                         --            219,997
         Impairment loss on fixed assets                                          --              7,331
     Changes in certain assets and liabilities
         Receivables, inventory and other current assets                      (620,932)        (549,274)
         Accounts payable and other current liabilities                        208,920         (119,767)
                                                                           -----------      -----------
              Net cash provided by (used in) operating activities           (3,586,609)      (2,580,275)
                                                                           -----------      -----------
Cash flows from investing activities
     Payment of leasehold improvements                                        (132,230)            --
     Purchases of equipment                                                   (668,890)        (232,080)
     Payments to acquire patent                                                (19,637)         (37,220)
     Maturity of certificates of deposit                                       500,000          450,000
     Sale of short-term investments                                          5,067,156             --
     Purchase of short-term investments                                     (1,000,000)      (4,959,182)
                                                                           -----------      -----------
              Net cash provided by (used in) investing activities            3,746,399       (4,778,482)
                                                                           -----------      -----------
Cash flows from financing activities
     Proceeds from sale of stock                                                  --          8,792,417
     Payments for offering costs                                                  --         (1,355,059)
     Payments on capital leases                                                (23,016)         (20,705)
     Payments on line of credit                                                   --               (731)
     Principal debt repayments                                                 (14,740)            --
     Proceeds from long term debt                                                 --             47,800
                                                                           -----------      -----------
              Net cash provided by (used in) financing activities              (37,756)       7,463,722
                                                                           -----------      -----------

Net increase in cash                                                           122,034          104,965

Cash and cash equivalents- beginning of period                               3,181,728        1,941,367
                                                                           -----------      -----------
Cash and cash equivalents- end of period                                   $ 3,303,762      $ 2,046,332
                                                                           ===========      ===========


Supplemental disclosure of cash flow information:

Cash paid for interest expense during the nine months ended September 30, 2001 and September 30, 2000 was $18,041 and $29,960 respectively.

                            ONLINE POWER SUPPLY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES
----------------------------

Basis of Presentation
---------------------

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates and assumptions and interim results are not necessarily indicative of the results for the full year.

Annual Versus Interim Statements
--------------------------------

The interim financial statements are presented in accordance with the requirements of SEC Form 10-QSB and therefore may not include all of the disclosures made in the SEC Form 10-KSB annual report filing. These financial statements should be read in conjunction with management's discussion and financial analysis included in the SEC Form 10-QSB and the audited financial statements and notes included in the 2000 SEC Form 10-KSB.

NOTE 2 - SHAREHOLDERS' EQUITY
-----------------------------

Qualified Stock Option Plan
---------------------------

The shareholders approved a Qualified Incentive Stock Option Plan on December 7, 1999. The purpose for the plan is to have the ability to offer stock option incentives to reward key employees for past performance and to attract the best-qualified new employees through the use of stock options as an additional means of compensation. A total of 3,500,000 common shares have been set aside for this plan; no new stock options were granted during the current quarter period.

Non Qualified Options:
---------------------

The company did not award any non-qualified stock option awards during this current quarter.

Stock Option Plan for Non-Executive Directors
---------------------------------------------

The Board of Directors adopted a Directors' Non-Qualified Stock Option Plan in August 2000 to provide for stock options to non-employee members serving on the Board. The plan will be used to attract and retain the most qualified board members by awarding them stock options as a form of compensation. 300,000 shares of common stock are designated for future issuance on exercise of these options. There were no new options granted this quarter and 30,000 options have been issued to date from the plan to the three non-employee directors.

NOTE 3-STOCK OPTION NOTES RECEIVABLE
------------------------------------

The company's Incentive Stock Option Plan (ISOP) administrators allow (beginning October 2000) employee ISOP participants to borrow funds from the company to option common stock after the "cashless" method of exercise was eliminated from the plan provisions. The stock purchase advances are evidenced by recourse notes from the employee to the company bearing interest at 8% per annum. The outstanding stock option exercise notes payable to the company at December 31, 2000 and September 30, 2001 total $83,127 plus interest.

NOTE 4 - INCOME TAXES
---------------------

A reconciliation of the US statutory federal income tax rate to the effective rate follows:

                                                      September30,     September 30,
                                                      ------------     -------------
                                                           2001             2000
                                                           ----             ----

U.S. statutory federal rate                              34.00%            34.00%
State income tax rate, net of federal benefit             3.00%             3.00%
Provision for bad debts                                    --                --
Net operating loss for which no tax benefit
     is currently available                             (37.00%)          (37.00%)
                                                        -------           --------

                                                           --   %            --    %
                                                        =========         ==========


Deferred taxes consisted of:

                                                      September 30,        September 30,
                                                          2001                2000
                                                      -------------        -------------
Deferred tax asset as a result of a net operating
     tax loss carry-forward (beginning 1996)          $  3,192,000        $  1,748,290
Valuation allowance                                     (3,192,000)         (1,748,290)

Net deferred taxes                                    $     --            $     --



The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The net operating losses prior to 1996 have been permanently lost due to the significant changes in the business operations and changes in ownership in 1996. The losses since 1996 may be limited, but not lost, as a result of the significant changes in ownership during 1999 and 2000. The available 1996 forward NOL is based on the estimated time during the year 2000 that the greater than 50% ownership change threshold occurred, thereby, resulting in the loss being partially limited in its future use as a carry over against current taxes due.

NOTE 5 - CONTINGENCIES AND COMMITMENTS
--------------------------------------

Office and Laboratory Space
---------------------------

The company's headquarters is in the Highland Park business complex in Englewood, Colorado in leased space subject to a five-year net lease expiring February 28, 2006. Future minimum lease payments payable under the net lease are $440,377 at $8,309 per month.

Performance Options
-------------------

As part of their executive employment agreements, two officers (including the retired CEO) shall become fully vested to receive options to purchase 150,000 shares each (300,000 in total) of the company's common stock upon achieving the following performance goals: If the company's consolidated gross revenues exceed $9,000,000 for the year ended December 31, 2001, the executives vest in the options; if this event does not occur, the options will not be granted.

Manufacturing
-------------

The company has entered into an arrangement with Saturn Electronics and Engineering Inc. (Saturn) for the turnkey manufacture of the initial products developed by the company. Saturn may, if requested by the company, assist us in financing certain one time costs normally associated with the production ramp-up process and be reimbursed prorata out of the proceeds of payments received by the company. Subject to certain terms and conditions, Saturn has the right to manufacture all of the products developed by OnLine through the end of their first product development program.

NOTE 6- LITIGATION
------------------

The company has settled and satisfied all claims that have arisen from a prior business endeavor except for one known as Max Music (claiming $390,000) that was litigated with the Federal Magistrate's ruling given in favor of the company in 1999. The ruling is now being reviewed by the Federal District Court and the final outcome is yet to be received. Management has been advised by counsel that it is likely the company will prevail. However, as with all litigation results, the actual outcome will not be known until the process is completed; in the meantime, management believes that the eventual outcome will not have any adverse financial effect on the company.

NOTE 7 - DEVELOPMENTAL TECHNOLOGY RISKS AND REVENUE GENERATION
--------------------------------------------------------------

The company is bringing its proprietary power conversion technology to the market in the form of the 48 volt, 500 watt to 1,000 watt line of products that are expected to compete favorably against existing power supplies for certain targeted applications and customers. Original equipment manufacturer (OEM) customers have been targeted for our existing product and the upcoming 48 volt power supplies soon to be released. The introduction process can be complex and lengthy; however, significant customer interest is being shown as a result of our marketing efforts. The company has aimed its product research and development towards creating "more power in a smaller box"; customer feedback indicates that this new discovery will allow them to design to the market demands in the near future. Due to the uncertainties of introducing the new product in an entrenched market, we are unable to predict with accuracy when, or if, net sales revenues will be adequate to cover the operating overhead and result in net profits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

     The company is producing a power factor corrected front end module (PFC) and delivering evaluation units to a wide array of potential customers for various applications. One large customer is incorporating the PFC module as a strategic component to power their wireless telecommunications equipment more efficiently. The technology used to produce the proprietary PFC has been incorporated into the 48 volt, 500 watt and 1,000 watt AC-DC power supplies currently under development and being tested. The very favorable operating characteristics shown by the PFC module is stimulating widespread advance customer interest in the 48 volt power supply and its potential applications.

     The goal of the company is to be the innovative leader in the power supply industry by successfully introducing its proprietary power supply technology thereby allowing original equipment manufacturer's (OEM) design engineers their sought after advantage when incorporating the technology into new systems design. The release of the PFC in late 2000 has permitted the company to demonstrate the new technology, validate its design-in value, educate design engineers and identify industry OEM's and other large-scale power supply users. Most of the resulting PFC product interest is expected to flow through to the applications for the 48 volt power supplies as well.

     Substantial progress has been made towards the company's goal; however, it should be noted that a greater than normal business risk is usually associated with the process of introducing breakthrough product technology by an unknown company in a market environment that has not seen significant product design advancements for many years. The education of the market place has begun (in 1999 and 2000), but the acceptance exercise for many large OEM companies (our target audience) is a very long, methodical, tedious and time-consuming process. We are proud to report that a growing list of companies have invested the time to understand the value of our upcoming 48 volt power supply and management believes that prototype unit demonstrations in the fourth quarter, 2001 will confirm these customers' interests and possibly generate significant orders for product next year.

     Recent extraordinary events, the general slowing of the worldwide economy and the "near recession" levels of the United States economy have affected OnLine Power Supply, Inc. and its potential customers. The result will be a lowering of our revenue realization for the remainder of 2001. However, management does not believe that the 48 volt power supply and PFC sales expectations need to be lowered at this time for 2002 as the market conditions are expected to improve and the demand for the 48 volt product, once released, is more diverse and more immediate in nature. The company continues to position itself for the release of the 48 volt products and is fully prepared to meet the expected production demands by utilizing the turnkey, dedicated Saturn de Monterrey, Mexico manufacturing facility already in place and producing the PFC products.

RESULTS OF OPERATIONS

Revenues
--------

     Sales of GlitchMaster circuitry and customized components totaling $20,848 during the third quarter of 2000 was the result of the final sell-down of discontinued items in inventory prior to the beginning of the sales of the new power factor corrected front end modules in 2001. Sales of the new PFC began slowly during the first quarter of this year and have been increasing in volume quarter over quarter. Revenue from the sales of the new units totaled $946,734 in the third quarter 2001; however, the remainder of the year expectations are now revised to produce a quarter over quarter drop in revenue (see footnote 7 to financial statements: Market Risks). This decline in PFC sales began in September, 2001 and will continue into the fourth quarter. It is partially due to the extent of the worldwide economic downturn and more specifically, the push out and cancellation of some orders of our telecommunications sector customer as they transition from current product design to the next generation product design.. As predicted, the improved gross profit of $229,661 from sales during the third quarter was the direct result of more favorable product pricing and the lowering of the overall manufacturing costs by Saturn, our manufacturer.

Research and Development Costs
------------------------------

         An ongoing program to develop the existing power conversion  technology
(PFC) into a series of commercially accepted products started early in 2000 and continues at an accelerated pace today resulting in the release of the PFC module in 2000 and the substantial completion of the 48 volt and 500 watt to 1,000 watt prototype power supply unit. Following in-house testing now underway on the 48 volt supply, evaluation units will be delivered to a number of potential customers for acceptance and compliance testing prior to their specifying the product for their own system uses. Independent testing and certification should be started and completed shortly on the final version of the 48 volt power supply. Research and development costs typically include a) salaries and benefits of engineers and technicians b) the cost of component materials and supplies to build test models, c) costs of independent testing and certification of the finished design and d) the direct cost of space and equipment dedicated to the development effort. All indirect costs of the laboratory operations that can be identified and attributed to the origin or improvement of specific patents will be capitalized for accounting purposes. Approximately 16-18 people are employed continuously in the effort underway in our in-house laboratory facility. The financial impact of increasing the size of the laboratory staff, adding much more testing equipment and more than doubling the size of the physical space produced a year over year increase in operating cost of approximately 44% from $894,670 to $1,292,447 for the respective nine month periods ending September 30, 2000 and 2001.

General and Administrative Expenses
-----------------------------------

         The headquarters and laboratory facility were relocated in March 2001 to a space over twice as large as the former space and included the build out of laboratory space more conducive to the level or research being done. For example, an anti-conductive, anti-static tile floor was installed at significant expense throughout the lab area and standardized workstations installed to enable a more orderly and efficient arrangement of the work areas. This growth and these improvements caused the general costs of the operations to increase, but not proportional to the space size. Additional laboratory testing and design equipment, new computer network capabilities and new voice and data communications were incorporated into the design of the space to serve us adequately for the foreseeable future. The total administrative costs for the third quarter, 2000 were $372,819 compared to $494,136 for the third quarter, 2001, an increase of approximately 33% period over period. Following is a schedule of the major expense increases that occurred this quarter as a result of the relocation, expansion and upgrading of our facilities: office lease expense $3,173, information technology services $27,590, telephone and internet costs $6,069, and depreciation of leasehold costs and equipment $53,045.

Sales and Marketing
-------------------

     The  greatest  cost  increases  quarter  over  quarter  and year  over year occurred in the sales and marketing area with the initiation of an advertising and marketing campaign to brand the company and the technology that began fourth quarter 2000. The total cost of sales and marketing expense for 2000 year to date was $211,844 (prior to the new program impact) versus $840,058 for the current year to date, a four-fold increase (as a result of the new campaign). The in-house staff expanded from two sales person to two directors, a sales associate and support staff thereby causing an increase in salary expenses totaling $34,413 for the current quarter. Direct print advertising costs increased by $93,790 this quarter and sales commissions of $55,033 were paid this quarter this year compared to none the previous year's quarter. The company's approach to sales and marketing has been in place for approximately one year and involves outsourced advertising and marketing support, direct and commissioned sales representatives, print advertising, trade show participation, an internet website and a network of power industry proven distributors world wide. The costs of maintaining this professional sales and marketing program averages $200,000 to $250,000 per quarter, fluctuating principally due to the amount of advertising and given the existing program goals and parameters. Early results indicate that the focus of the campaign has produced steady and acceptable results and should lead to additional PFC orders and 48 volt customer leads during the remainder of 2001. Also evident is the longer-term educational results for the potential OEM customer to begin to think about adaptation of the new technology into their long-term product planning processes.

FINANCIAL CONDITION

     When the company was re-focused in 1999 and 2000 to its new technology research for the power supply industry, it also successfully raised $ 14.2 million of new private equity capital to provide a solid financial foundation to sustain a period of operational growth during which there would be insufficient net operating revenues. The present cash resources of $4,450,000 represents twelve months cash in the bank for the support of the company without any net sales revenues and at the current burn rate. All cash resources (except the checking account cash) are currently invested in institutional money market accounts or equivalent liquid instruments. The interest earnings have been reducing quarter over quarter due to the lowering of the investment interest rates and the lowering of the amount of cash for investment.

     Accounts receivable, all current and collectible, have increased as the result of the growth of sales from $29,819 last year to $313,771 this year and is principally from one large customer. Inventory consists of production parts and other raw materials (components) to support the long lead manufacturing supply for the out sourced manufacturing process. Prepaid expenses increased from $128,814 to $275,896 year over year largely due to the costs associated with the establishment of the automated manufacturing process, prepaid insurance, and prepaid marketing expense, all of which will be recognized in a future accounting period.

     The current quick ratio (ability to pay bills on time) is 9.4 to 1.0 and the overall current ratio (indicating liquidity) is 6.5 to 1.0, both measurement results indicating excellent operational financial health at this time. The debt to equity ratio is .14 to 1.0 which is superior to industry averages and indicates a near term comfort level pending the expected creation of profitable operations sometime within the next twelve months.

     The company has not incurred any new debt this quarter and has routinely paid down all of its note and finance lease obligations pursuant to their agreed upon terms over the past quarter and nine months. All of our trade payables are paid in the normal course of business and within pre-arranged credit terms; accounts payable has increased slightly as the amount of business increases from quarter to quarter.

     Management has historically placed idle funds in cash equivalents, such as institutional money market accounts, and other short term investments, such as high grade commercial paper, to achieve the highest investment earnings within the investment program. Consequently, the balance sheet shows cash equivalents and short term investments in varying degrees. During this quarter, an investment of $1,000,000 was placed into a short term government instrument backed mutual fund to achieve higher earnings with the remainder of cash left in the money market funds.

     Based on our current business plan and operating strategy, management believes that the current financial resources and potential borrowing capacity are sufficient to fund the company's working capital, capital expenditures and other normal cash requirements for the next twelve months. However, sustained growth and the completion of the 48 volt product development followed by the production ramp up process may require the company to seek a combination of debt and additional equity capital to maintain operations into next year. Additional funding, if required and provided, would likely improve the confidence level of larger companies desiring to enter into a business relationship with OnLine Power Supply, Inc.

     Once the company owes income taxes, it will be able to use the offsetting benefits of an estimated $8,000,000 net income tax loss carry forward (from 1996 forward) which can be applied to future income tax liabilities. However, the loss may be limited in its use, by income tax regulations, and may expire over time if not fully utilized. This NOL represents a significant potential economic benefit to the company in the form of lower future income tax payments that would otherwise be due and payable without the carry forward.



                           PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     No activity to report for this current quarterly period.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits.  None

    (b) Reports on Form 8-K. The company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       ONLINE POWER SUPPLY INC.
                                       (Company)




Date:  November 12, 2001               By:     /s/   Kris Budinger
                                            ------------------------------------
                                                      KRIS BUDINGER,
                                                      CEO and President




Date:  November 12, 2001               By:     /s/   Richard L.  Millspaugh
                                            ------------------------------------
                                                      RICHARD L. MILLSPAUGH,
                                                      Chief Financial Officer