Form 10KSB
period 2001-12-31
ONLINE POWER SUPPLY INC
filed 2002-04-15
CIK 1101152

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     Ror the fiscal year ended December 31, 2001.
[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number   000-93341

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

             Nevada                                        84-1176494
--------------------------------------------------    --------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
Incorporation or organization)

8100 South Akron Street, Suite 308, Englewood, CO          80112
--------------------------------------------------    --------------------------
   (Address of principal executive offices)              (Zip Code)

Company's telephone Number:  (303) 741-5641
                             ---------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant as required to file such reports) YES X, and (2), has been subject to such filing requirements for the past 90 days. YES X

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues in fiscal year 2001 were $2,253,295.

     Aggregate market value of the voting stock held by non-affiliates (as of April 12, 2002): $38,450,000

     Number of common shares outstanding as of December 31, 2001 and April 12, 2002: 21,243,155

     Documents incorporated by reference: None, except for certain exhibits
    (see Item 13). Transitional Small Business Disclosure Format:  Yes    No  X
                                                                      ---    ---

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


                                     PART I

ITEM 1(A). BUSINESS.

     OnLine Power Supply, Inc. ("OPS" or the "Company"), a Nevada corporation, is focused on research, development, and sales of technology related to improving the performance of AC-DC power supplies for applications in the industrial, data storage, commercial, communications, computer, governmental, medical and military markets. OPS has completed (December 2001) the development of a technology platform that is proprietary, patented, patent-pending, and intellectually protected pertaining to unique power supply design. Our stock is publicly traded (OPWR-OTC)

     Since January 1997, OnLine Power Supply, Inc. has been engaged in research and product development leading to breakthroughs in the functionality of AC to DC power conversion devices. This process has involved significant new discovery in the following design areas: non-saturating magnetics, circuit design, layouts, artwork, thermal management, topology design, and strategic implementation of advantageous signal processing. OPS introduced its first product, the power factor corrected front end module("PFC") and began manufacturing it in March 2001. The design, research and development of the second OPS product, a 48 volt 1000 watt power supply, was substantially completed in December 2001 with the beginning of prototype units being tested in the our laboratory and independently undergoing tests by some of our potential customers in their labs.

     Final design modifications will be incorporated into the 48 volt 1000 watt power supply and we are anticipating that the new product will be submitted to Underwriters Laboratory for safety certification and testing in April 2002 and be finally certified by them in May 2002. We anticipate, but cannot guarantee, that we will be manufacturing and shipping the 48 volt 1000 watt units to distributors and others in limited quantities starting June, 2002.

     OPS has virtually achieved the goal of its R&D efforts: To perfect the newly discovered power conversion technology platform to support the development of a family of power supplies that meet the improved operating specifications for power in the design process of the original equipment manufacturer ("OEM") markets.

     During the R&D phase of the company's initial product offerings, the corporate infrastructure has been developed to include manufacturing, financial, administration and sales and marketing expertise. Valuable experience has been gained in the areas of design for manufacturing (DFM), production, quality assurance, material procurement, and lead-time assessment. Over 12,000 PFC units have been manufactured and delivered with only five field failures to date, a remarkably low percentage rate. Sales and marketing networks have been established to provide broad geographic coverage of territories, including the United States, Canada, Mexico, Europe, the Middle East, and Asia. The OPS sales and distribution network (still under expansion) includes more than 175 industry specialists and sales professionals with expertise and contacts in all market segments.

     Design-in awards to date for the PFC include a large global telecommunications company, Advanced Energy, and Delta Design. Also, a second, subsequent design-in award is expected from the same large telecomm company for their new wireless product. OPS's design-in customers have purchased most of the PFC units we have sold so far, most of which were sold to the telecomm company. To date, OPS' "confidentiality agreement" with the customer has not allowed us to disclose the name of the customer. We are negotiating a new pricing agreement with this customer that will define the disclosure terms and the nature of the relationship. We will make public disclosure of the signing of the agreement when that event occurs.

     Currently, there are 15 additional companies exploring the potential of utilizing the PFC product in their system design situations. Additionally, several large, international original equipment manufacturers (OEM's) are independently evaluating and testing the new 1000 Watt 48 Vdc product (engineering prototype) and many other companies are scheduled to receive evaluation units to test, within the next 60 days. Each of these companies has been screened to receive the first 48 volt sample units based on sales visits, application qualification, system need, urgency and projected order quantity.

     As a result of its presence in the marketplace with the PFC unit representing validation of the core technology in the first product, OPS has established many customer leads and relationships with system design engineers in large OEMs. All of these efforts have been formulated in anticipation of the time when the platform technology and follow-along products will be released to the market. Discussions alone do not consummate a sale to an OEM user of our technology; onsite visits of our field applications engineers and product demonstrations have been conducted to educate the potential customer on how to gain a total system solution by taking full advantage of our power supply features. Much of the preliminary marketing and sales efforts to date have been focused on gaining the confidence of our larger potential customers that OPS can deliver the 48 volt 1000 watt units in quantities to allow them to consider designing us into their upcoming projects. Customer independent evaluations of our prototypes have confirmed the initial performance of the unit as tested against the operating specifications. The finalization and commercialization process of the 48 volt product is ongoing and dynamic as new features and improvements are integrated into the existing introductory design. To date, more than 50 companies have expressed interest in this new 48vdc product, of which more than 25 have progressed to the point of requesting samples, price quotations or have units being testing in their laboratories.

     OPS has established personal relationships with publishers and editors of the recognized leading industry trade publications that serve the electronics, design, and engineering niche communities. White papers have been structured for inclusion as contributed articles in these various publications that describe the OPS cure for the industry power supply woes. Promotional campaigns are ongoing that utilize direct contact, timely print advertising, our website, trade shows, and radio for execution throughout the year.

     The framework has been identified and most of the critical components for the company's success in penetrating the markets we intend to serve are all in place. We intend to add field representatives who will exclusively educate and sell our power supplies by personal contact with the customers. The major R&D components and power platform, necessary for the commercialization of multiples of OPS product, are complete. The same proprietary technology will now be duplicated across several paths for product development - down the DC voltage scale and up the wattage scale. The contract manufacturing and production processes have been fully developed with valuable experience attained on the initial product ramp up. OPS believes that new products can be produced to our quality standards, delivered on time, and priced effectively as a result of the PFC manufacturing experiences in 2001 and 2002. Our contract manufacturer's production capacity is sufficient to manufacture multiple products simultaneously and in forecasted quantities. The sales network is fully functional, with well trained representatives, and is already actively pursuing OEMs on behalf of OPS. A considerable number of relationships with key system design engineers will promote flow-through of information and ideas into the program of cooperation with sales and marketing to effectively brand OPS and its products and will produce effective sales tools for the sales network. These tools will provide product knowledge to system design engineers and financial information to the investment community, while highlighting the technological advancements of OPS.

     Progress in designing the 48 volt 1000 watt product gained considerable momentum beginning third quarter 2001. Starting with fourth quarter 2001 to the present, significant design improvements and refinements to the 48vdc were accomplished and allowed the release of the initial prototypes to some potential customers for testing in December, 2001

ITEM 1(B) TECHNICAL OVERVIEW

     Beginning in 1997,OPS knew what the goal and strategy should be: To have the technology and business infrastructure capable of delivering new power products and solutions to our customers that provides them with a total system solution as quickly as possible before the rest of the industry had time to react similarly. Industry history shows that the AC-DC power supply development and advancements have not kept pace with overall product minaturization and designers still rely heavily on twenty-year-old inefficient design technology concepts to convert and control electrical current. Our survey of the design engineers working with our OEM prospects confirms that there is a pent up need for the power portion of their new projects to deliver more power in a smaller space (i.e. more efficiency without losses due to heat during operation). Continued development of new products that are smaller, lighter, more efficient and more powerful is becoming more and more constrained by the undesirable characteristics of the existing power supply options being offered by the competition. Designers find it necessary to specify power supplies rated significantly higher in output than their design applications require because of deration problems existing with most power supplies, resulting in higher than necessary system cost. Also cooling fans, needed to maintain effective operating temperatures, occupy valuable design space and are a traditional weak link in the life of the power supply. Circuit technology has produced more powerful applications in smaller spaces, but the power supplies required to run them are limiting how much the overall footprint (size of the box or housing) can shrink in size.

     There is near consensus throughout the power supply industry that new technology in AC-DC power supplies will not be forthcoming in the planning future. The largest companies in the industry have chosen not to commit the necessary R & D resources to solve the various problems (perceived as un-resolvable) and some are even divesting themselves of their power manufacturing capabilities in favor of concentrating on the more profitable DC/DC development and production. Ironically, the AC-DC market represents 65% of the total power supply market and customers still require more quality, reliability, higher efficiencies and higher densities, as well as more rugged power supplies for use in harsh and unconventional environments. The OPS unit can be the total solution for these customers and their applications; the task for OPS is to introduce our products to this under-served market.

     The company focused its research and development on solving the numerous power supply operational problems rather than "band aid" the existing problems like all other designers. The result is a new technology and a new design paradigm that is significantly different from that employed by traditional linear or switching power supplies. The company's first product, the OPS-U-500-385 Power Factor Corrected (PFC) Front-End Module, solves the size, weight, reliability, efficiency, operating temperature, and thermal deration power loss problems. The PFC Front-End features efficiency greater than 97% and significantly decreased complexity, size (2.9"x1.6"x5.7"), and weight (< 2 lbs.). The company's customers no longer have to over-specify output requirements because there is virtually no magnetic thermal deration, which also eliminates the need for fans or other ventilating measures. Follow-on single output and multiple output products will utilize similar technology and design.

     A most remarkable feat of the OPS engineers has been the discovery of new technology allowing the design of the PFC Front-End so that hold-up capacitors and the EMI/EMC filter are included inside the module, results that were previously thought to be impossible for designers in the industry when dealing with such a small package.

     With the technological platform completed and validated with the design of the 48Vdc product, OPS will move quickly to productize the technology into other product versions, each of which possess the same outstanding features and benefits. In the year 2002, in addition to the commercial introduction of the 48Vdc, OPS will focus on solving customers' problems by developing solutions that extend our operating benefits for applications up the wattage scale and down the voltage scale.

     These fully isolated converters will expand OPS' market segments dramatically. All of the products will feature smaller form factors, greater efficiencies, greater reliability, and expanded operating temperature ranges than the current industry products. The 1000 Watt, 48Vdc product, for example, is 91% efficient (industry average 80-85%), approximately 15 watts/cu in of power density (industry average 4-5 watts/cu in), about 3 lbs. in weight (industry average 7 lbs) and operating temperatures of -40 degrees C to 65 degrees C without thermal deration (industry average 50% or less). These and other impressive features of the next products provide significant benefits to customer systems and designs such as small, less rugged systems with greater capacity/functionality and much improved thermal management.

     With virtually no design drawbacks or side effects exhibited to date for our new power supply design approach, the company believes that the market opportunity is limited mainly by the speed with which potential customers understand and accept such profound changes in power supplies and risk exchanging their existing components for new OPS components for inclusion in present and proposed projects.

ITEM 1(C). INDUSTRY OVERVIEW.

     In the wake of extraordinary economic events, the power supply industry suffered unprecedented declines in sales, revenues, and profitability during 2000-2001. Worldwide sales of AC-DC power supplies declined by 28% during this period. Growth rates for 2002-2003 are estimated at 1.0%. The industry is expected to show renewed growth for the foreseeable future and a current report by Darnell Group, Inc. estimates that the worldwide market for AC-DC power supplies will grow from approximately $7.7 billion in 2002 to approximately $9.6 billion in 2007, a compound annual growth rate of 4.6%.

     Although there are hundreds of power supply manufacturers supplying the worldwide market, nearly half of the market was supplied by just the top six vendors. In an industry where basic technology has not changed appreciably for 23 years, products differ little and prices rarely vary from manufacturer to manufacturer. This is a very mature commodity market that is not contemplating changes to a higher margin new technology-driven business model. Most suppliers are chasing the same customers and same markets with the same products. Corporate mergers seem to have become a primary strategy for gaining a competitive advantage and obtaining a greater market share, since a successful merger results in greater economies of scale (satisfying customer demands for lower prices) and appears to produce growth in dollar sales (satisfying investor demands).

     Power supply manufacturers have concentrated recently on producing the DC to DC power supply products because they can achieve higher profit margins from the constantly improving power supply products being developed that satisfy the needs of the customers in this design application. By contrast, the AC to DC power supply market has become a low margin, highly competitive, static environment that most manufacturers tend to focus on only as a compliment to their DC to DC business. Some of the leading power supply vendors: Vicor, Emerson, Delta, Astec, Tyco, Artesyn, and Power One who provide a major portion of the markets we will be focusing on to sell our 48 volt 1000 watt products.

     The company's research of the competitors in the industry indicates that there are no other products currently on the market or in development that share the types of properties and performance characteristics with which OPS products have been designed. Extensive patent searches by OPS have not uncovered similar claims for power supply products. The OPS design concept is several years ahead of the field and we will attempt to remain in the forefront with new power supply products by concentrating our R & D efforts towards specific customer's system needs.

ITEM 1(D). COMPETITION.

     OPS anticipates it will have direct competitors for its new products as time passes and development efforts of others reach our technological levels. Through the future, we will attempt to remain just ahead of the main body of suppliers by continuing to improve and upgrade all of our product families. These large suppliers have greater financial, marketing and technical resources, offer a wider range of products than OPS and have long-term existing relationships. These suppliers can often provide a complete power solution rather than a partial solution that may make their products more attractive. Some of these potential future competitors include Emerson Energy Systems, Delta Products, Astec, Tyco, Invensys/Lambda, Artesyn and Power One; all of these companies are mature businesses with significant market share. While we don't expect to be in direct competition with products that will be identical to ours, it is likely that within 3-5 years these companies will develop AC to DC power supplies comparable to ours. In anticipation of such future events, we may structure strategic partnerships within the industry so that jointly we offer a total power solution to the needs of all customers. If we enter into these joint combinations we could increase our sales levels above and beyond what we may achieve without such strategic alliances.

ITEM 1(E) GLOBAL BUSINESS ENVIRONMENT

     The global power supply industry, during the last eighteen months, has experienced unprecedented declines in sales revenues, losses of profits and over production resulting in excess inventories. Our end customers' demands also slowed in all of the targeted market segments for OPS products, including telecommunications, aerospace, test and measurement equipment, data storage and the server market leading to the industry's excessive production and inventories during 2001. The added "dot.com" implosion has had its most dramatic impact on the voice and data communications companies and resulted in 850 players in this market segment closing their doors in the last year and a half. Major power suppliers were forced to implement extensive downsizing actions, such as massive layoffs, large inventory write-offs and plant closures. Companies still surviving have incurred work force reductions as much as 75%, gross profit losses in the range of 65%, and constrained cash flows as a result of the carrying cost of debt placed on the books in the past several years to finance growth in new markets.

     At the beginning of 2001, OPS had received a written forecast from our major customer for 60,000 units of the PFC to be delivered in the next twelve months, including new projects with the PFC designed-in. While this forecast was not a firm purchase order (PO's flow from the forecast on a rolling basis prior to production), it is evidence of the level of buying of the PFC the customer expected during the year 2001. The customer's forecast to us was based on the level of their end customers' buying forecasts and resulted in cancellations and pullbacks as the year progressed and the global economic conditions worsened for everyone in the buying chain. These new design-in projects disappeared as companies changed their focus from pursuing new technologies to concentrating on reduced spending associated with their existing projects. However, OPS was still successful in selling more than 12,000 PFC's in 2001 generating over $2,000,000 in revenues. Nonetheless, we believe our PFC unit is the best solution available today for our customers to improve their products and systems designs, but the capital for this type of spending was curtailed in 2001; the near term result was a dramatic reduction of product requests from our customers during the year.

     In a larger sense, world-wide power supply sales have been reported to have declined over 28% in 2001 partly due to a) global equipment production that is down 17%, b) computing equipment production that is down 12% and c) telecommunications equipment production that is down 11%. Monthly shipments for the global semiconductor makers have fallen 60% from their all time highs of September 2000. Wireless telecommunications service providers were driven to reduce capital spending by $17 billion in 2001. Finally, United States production of electronics was down 15.9 % year over year ending December 31, 2001. Looking forward, electronics manufacturers are reported to be expecting an economic recovery starting with the second half of 2002, but until then, most capital projects remain on hold.

ITEM 1(F). MARKETS AND CUSTOMERS.

     OPS focuses on markets that have particular need for our approach to power technology. Our products have been developed to be easily assimilated into current systems as replacements or designed-in new equipment. It is expected that most customers will be more focused on new system designs with respect to our products as a component to their systems. We have identified those specific markets that provide the best opportunities for our products.

Communications:
     o  Wireline
     o  Wireless

Computing:
     o  Networking
     o  Data Storage

Industrial:
     o  Testing and Measurement
     o  Motor Controls

     Customers in these markets are focused on developing and bringing to market systems that are smaller, faster and more efficient with increasing capacity and functionality. Their power requirements are consistently increasing while space is declining. With increased power and less space, thermal management becomes a critical challenge. OPS products have been designed specifically to meet these needs in these markets with high efficiencies, superior power densities and unique thermal management.

     OPS has a design-in award with a large, wireless telecommunications company and began volume shipments in April 2001. See item 1(a) above. We also have a design-in request for systems designed by Advanced Energy, Inc. Recently, a third design-in was awarded by Delta Design for use in test equipment. A design-in award means that a original equipment manufacturer has determined that our off-the-shelf technology will meet their specifications for inclusion into their end product. Usually the design-in process assures that our product will be needed for the life of the new OEM product unless an alternative solution is found to replace our unit that can effect cost savings or performance enhancements.

     OPS has relationships with six power electronics distribution companies. OPS sells products to the value added distributors who then resell to their customer base. Distribution has been established to cover the United States, Canada, Europe, and Mexico.

ITEM 1(G). MARKETING STRATEGY.

     The overall marketing strategy is to convince OEMs to design our power supplies into their products for the overall cost benefits that can be achieved when costing out their total package. We know that once our smaller footprint and feature-laden power supply is incorporated into an OEM's particular design, competitors (with larger, less beneficial products) will find it difficult to supplant us. In order to convince an OEM that we solve their power supply problems, we first must discover where their level of need and interest lie and where they are in their design cycle.

     We have selected a number of sales and distribution channel partners to help us identify, inform and close those companies who are our best targets. Over 175 individuals represent our products (as well as other compatible products) throughout the world and use their influence and contact base to connect us with suitable OEMs. To assist our sales representatives, we will provide printed and online sales and marketing tools as well as training and field support.

     An OEM can have many levels of buying influence that each may need to be individually persuaded. These levels include the Design Engineer, the System Engineer, the Component Engineer (and other members of the design team), the Purchasing or Procurement Agent, the Accounting Manager or Director, and the various "C" levels (CFO, CTO, CIO, COO, CEO). The initial contacts that we are able to make within a particular OEM vary depending upon the sales representative and his connections.

     Because we have multiple points of sales contact within an organization, it becomes critical to implement a broad branding strategy that can communicate effectively throughout the various levels. Engineers will be persuaded through technical specifications that aid his design by improving performance, reducing size, improving thermals, and eliminating costly components such as fans and heat sinks. The purchasing level will be led with the long-term dollar savings of implementing our products, the impressive MTBF stats, the reduced energy usage, etc. The "C" level will be entreated with a message of superior technology, the increased end-user features, etc.

     Off and online trade publications and trade associations can assist us in reaching the various niches. The marketing messages will differ slightly from one niche to another, but the branding of the company (OPS) will remain consistent. In addition to branding the company name, we will also brand the technology, calling it Distributed Power Magnetics(TM) (DPM). The combining of these two acronyms (OPS / DPM(TM)) will become a powerful identifying force for us in the market place. We now have two internet sites: www.onlinepowersupply.com and www.powersupply.com with links between the sites for ease of searching for company, product and financial information.

     We have learned that 70% of design teams specify products using the Internet as a primary source of information. 30% use some form of print directory. For this reason we are targeting a major portion of our advertising dollars at the online media audience.

     In conjunction with the online advertising in various trade publication sites, we will also do limited advertising in their magazines. However, the mainstay of our exposure campaign is in the development and distribution of editorial information. Our editorials will be in the form of contributed articles to trade and consumer publications and press releases to trade, consumer and financial publications. We will solicit product endorsements from power industry analysts, from customers and power supply experts.

     We believe that if our message is heard by the right individuals, within the right OEM, and at the right time in their design cycle, then we will greatly improve our chances to sell our products. Our message is that we have a smaller, lighter, cooler and more efficient power supply than any other company. The benefits of our power supplies answer three significant problems that we believe design engineers face in every project: more power in a much smaller box to gain valuable design real estate in the total system, greater operating efficiency to produce more system capacity, and improved thermal management to help eliminate cumulative capacity constraints.

ITEM 1(H). SALES.

     OPS sells its products through in-house direct sales force, field based direct sales force, manufacturer's representative firms and power oriented distribution companies with value added capabilities.

     Our selling model makes use of direct sales, engineering, manufacturing and executive personnel to establish and maintain customer contacts at multiple levels within a customer organization. We believe successful execution of this multi-tiered selling model is important to our success. Along with our sales channel partners, over 175 qualified personnel represent our products across the world. Our manufacturer's representative firms have been selected based upon their experience in the power supply market segments, field application engineering support, their network of customer relationships and a history of proven success.

Distribution companies have been selected because of their specific orientation to power products and their ability to provide value-added support to their customer base.

     As our new products begin to roll out to the market, OPS has begun the process of building a regionally based direct sales force that includes highly experienced technical sales personnel with a track record of success and will be augmented with field application engineers who will serve as the technical interface between OPS and customer design engineering teams. They will integrate into customer design teams providing information, advice and data to assure that the OPS power supply is successfully utilized for optimal power performance and system manufacturability.

     Because OPS products and technology are new to the customers in the different market segments, we encourage system design teams to fully test our products in their own facilities. While this process can be time-consuming, it provides confirming performance data to the engineer of our superior capabilities. This technical evaluation stage, at the present time, is a critical component in our sales process and validates our technology directly. Our sales forces utilize this process and others to develop close relationships with OEM customers beginning at the earliest development and design phases and continuing through out all stages of production.

     The manufacturer's representatives and distribution companies have renewable agreements with us and we provide the technical literature and training, product sales literature, promotional materials and product samples.

ITEM 1(I). MANUFACTURING.

     OPS has a business alliance with Saturn Engineering and Electronics that provides for the manufacture of our products worldwide. Saturn, a minority owned business, is an established global leader in the electronics contract manufacturing industry. Their commitment to OPS and service to our customer is the reason they were awarded our business and are now the sole contract manufacturing partner for us during the initial product programs. The increased buying power of an organization the size of Saturn Electronics translates into lower material costs in the manufacture of our products and allows us to manage those materials within the supply chain with greater efficiency.

     Saturn's facility in Monterrey Mexico, where OPS products are built, maintains both ISO 9002 and QS 9000 certifications. Their modern 55,000 sq. ft. facility and customer focus fosters a very disciplined and process driven environment. Saturn and OPS quality initiatives have been instrumental in driving down manufacturing scrap, improving process yields and reducing product transformation cost.

     One of the most beneficial aspects of our relationship with Saturn is that they represent a scalable manufacturing resource for OPS. As demand fluctuations occur from quarter to quarter from all of their customers, by virtue of their extended customer base, Saturn is able to absorb those fluctuations with no significant impact to our manufacturing resource base. This ability to seamlessly accommodate volume changes provides us with significant flexibility to meet customer demands as they change. While Saturn is able to defray fixed cost over an extended customer base, OPS is able to manage our manufacturing operations as a variable cost which provides a competitive advantage for us.

 ITEM 1(J). RESEARCH & DEVELOPMENT.

     Our long-term success will be enhanced by our ability to maintain product and technology leadership. The market segments are characterized by rapid technological change, evolving industry standards, frequent product introductions, enhancements to products currently in the market and constantly changing power requirements. To compete effectively over the long-term, OPS must be able to consistently bring new products to market and enhance existing products to extend their useful life. OPS continually monitors market segments, their business trends and future technological requirements in order to develop products that will meet customer needs into the future.

ITEM 1(K). INTELLECTUAL PROPERTY.

     Our ability to invent, discover and develop new technologies and then to protect these technologies from abuse by others outside our company is an important part of our strategy. We use all available means to protect our proprietary technology including patents, trade secrets, trademarks and copyrights. All our employees sign confidentiality agreements and anyone outside our company receiving proprietary information signs a non-disclosure agreement prior to receiving information. We believe that ownership of patents, copyrights, trademarks and trade secrets is important to our ability to maintain our lead in developing new products and to defend ourselves against patent infringement allegations. OPS has one patent issued and several patent applications pending. Our patent process also includes protection of our proprietary technology internationally. Although we have several patents pending, we cannot guarantee that any one will result in the issuance of a patent. Even if issued, the patent may later be found to be invalid or may be infringed without our knowledge. It is difficult to monitor use of our technology by others. If we do not effectively protect our intellectual property, it could have a material adverse effect on our competitive position and sales of our product.

ITEM 1(L). EMPLOYEES.

     In addition to a CEO and CFO, we have 4 department managers, a purchasing agent, 2 accountants, 5 electrical engineers, 2 mechanical engineers, a highly experienced director of production, 8 experienced laboratory technicians, 6 in sales and marketing and other support staff for a total of 32 full time employees. At the current rate of growth, we expect to have 40-42 employees by the end of 2002; a majority of the new employees will work in the laboratory and technical areas. The strategy of the company to maintain its technological lead is to proceed more rapidly with product development in our laboratory.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our office and laboratory space (occupied March 1, 2001 ) occupies 9,500 square feet of space and is leased through February 28, 2006 at a net rental rate of $10.50 per square foot per year plus common area costs. These offices were remodeled for our purposes and are suitable for our current level of administrative staff, engineering research and development areas, and sales. If we continue to grow, we may have to lease more space in the same building (we have a right of first refusal to rent 2,025 square feet of adjacent space in August, 2002). We have comprehensive business insurance for product liability, personal injury, fire damage, theft and other casualty losses, in amounts that are adequate.

ITEM 3.  LEGAL PROCEEDINGS.

     MAX MUSIC, INC. LITIGATION MATTER A claim against the company (totaling $390,000 from a 1994 court case) was appealed by the trustee for the claimant to a Federal District Court Judge after a Magistrate ruled in our favor in 1999 denying any claim for damages. The original claim was the result of an aborted merger attempt between Max Music, Inc. and OnLine Entertainment, Inc. (name subsequently changed to OnLine Power Supply Inc. in 1999) in 1994. The Magistrate recommended that the District Court enter judgment in our favor denying the alleged claims. The trustee for the claimant (Max Music, Inc.) then filed objections to the Magistrate's findings in District Court followed by our response to the claimant's objections also filed with the court. An appeal hearing was conducted before the District Court on April 3, 2002. The District Court again entered an order in favor of the company denying any claim for damages but did so under a different legal theory than had been cited as the basis for the Magistrate's decision. The company's position in this matter has prevailed both in the original trial and appeals process; however, a further appeal by the trustee for the claimant is still possible.

     INTERNAL INVESTIGATION AND LAWSUIT TO BE FILED. Outside securities counsel engaged by the company are nearing completion of an internal investigation of certain financial transactions involving a) stock sales by the company, b) misappropriated proceeds of stock issuances, c) certain stock transactions conducted by Larry G. Arnold, former CEO and Chairman of the company, utilizing an entity owned by him, and d) conduct of other persons involved in sales of stock. The results of the investigation indicate the following:

     1. That Larry G. Arnold misappropriated 47,000 shares of company stock in late February 2000 (that was registered in another person's name and were to be cancelled and returned to the company treasury), by transferring that stock to a stock brokerage account, apparently for his own personal benefit. He was asked to and did return an equivalent number of shares to the company but has not accounted for any profits he may have realized from transactions involving the original misappropriated shares.

     2. That in 1996, Mr. Arnold, President of Glitchmaster Marketing Inc., caused Glitchmaster (since merged into OnLine Entertainment Inc. in
          1996) to issue stock to certain of his friends and acquaintances, as his nominees, maintaining physical possession of their stock certificates. After the merger and the exchange of Glitchmaster shares for OnLine shares, he periodically sold the nominee OnLine stock for his personal financial benefit from 1997 to mid-1999, all in violation of duties he owed to the company as the CEO and Chairman.

     3. That from 1997 to mid-1999, Mr. Arnold sold OnLine stock, held in the names of certain friends and acquaintances, and caused the company to issue additional OnLine treasury shares that were also sold to investors by Mr. Arnold. None of the proceeds (all cash) of these stock sales were received by the company; all of the sale proceeds were deposited into a separate bank account that was apparently owned and controlled by Mr. Arnold. He did not disclose to the company that he received money or other benefits from the investors who purchased the treasury stock.

     4. That Mr. Arnold may have engaged in other activities, involving stock of the company, for his personal financial benefit, all in violation of his duties he owed to the company as CEO and Chairman.

     Based on the results of the investigation, in April 2002 the company will file a lawsuit against Mr. Arnold for breach of fiduciary duties (misappropriation and conversion of corporate assets), and against others for aiding and abetting Mr. Arnold's misdeeds, and request an accounting from him and the other parties of the fruits of their misdeeds. The company will also seek the return of salary and other financial benefits paid to Mr. Arnold while employed by the company and seek the recovery of the retirement benefits paid to him pursuant to his employment agreement for 18 months following his departure from the company in late February 2000. We estimate that the amount of financial losses to the company, plus the amount of personal gain enjoyed by Mr. Arnold and others acting with him, to the detriment of the company, will prove to be substantial. However, the extent of such losses will not be completely known until discovery is completed in the lawsuit to be filed .

     SEC INVESTIGATION. The Securities and Exchange Commission commenced a formal inquiry regarding trading in the company's stock. The investigation initially focused on statements made on internet chat rooms about the company's expected revenue performance in calendar year 2000. No one currently affiliated with the company is believed to have made or participated in the making of the targeted statements. When the company learned of such statements, in late February 2000, the company filed a Current Report on Form 8-K to clarify its position and correct the public record.

     The SEC has requested copies of documents from the company and interviewed current employees of the company in relation to certain stock transactions: a) between the company and Larry G. Arnold, b) between the company and James F. Glaza and/or Falcon Financial Services, Inc. c) between the company and other stock brokers associated with Falcon, and d) between Larry G. Arnold and Mr. Glaza and Falcon and others. Falcon Financial Services, James Glaza and other brokers affiliated with Falcon Financial were the selling agents for OnLine stock sales from 1996 to 2000. OPS and its employees have cooperated fully with investigators and has conducted its own internal investigation into the alleged facts and circumstances to independently determine the merits of the allegations.

     We have been notified by the SEC staff that they intend to recommend that formal civil proceedings be initiated against the company alleging violations of the federal securities laws. The company does not believe that monetary remedies will be sought from the company as a result of this investigation.

     The SEC staff has advised that its allegations may include charges that the antifraud prohibitions of the federal securities laws were violated in certain public statements made by the company. The SEC may also allege that certain sales of securities violated the registration requirements of federal law.

     The company hopes to resolve the threatened charges quickly and without undue expense or distraction to the company. Notwithstanding the SEC staff's allegations, the company believes the basis for the proposed charges lies with persons not associated with the company, or who left the company over two years ago. However, the SEC may initiate formal civil proceedings against Kris Budinger, CEO and director of the company, alleging violations of the antifraud prohibitions of the federal securities laws.

     The ultimate outcome of the SEC's investigation (and resulting impact to the company) cannot be currently determined with any degree of certainty. When the investigation is resolved, its results will be immediately reported on Form 8-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 21, 2001, the shareholders approved the following matters at the annual shareholders' meeting:

     1.   Re-elect the Directors.

                                          For          Against     Abstain
                                       ----------     --------     ---------
          Kris M. Budinger             12,455,019      327,598     1,206,340
          Thomas Glaza                 12,649,799      132,818     1,206,340
          Ronald W. Mathewson          12,631,049      151,568     1,206,340
          Gary R. Fairhead             12,631,049      151,568     1,206,340

     2. Ratify the appointment of the accounting firm, Ehrhardt, Keefe, Steiner and Hottman as auditors of our financial statements for the year ending December 31, 2002.

                                          For          Against     Abstain
                                       ----------     --------     --------
                                       13,657,774      97,949      233,264

     3.   Increase of common shares authorized to 100,000,000 shares.

                                          For          Against     Abstain
                                       ----------     ----------   --------
                                       11,294,877      2,545,760   148,320


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the over-the-counter Market on the OTC Electronic Bulletin Board (referred to sometimes as the OTCBB) under the symbol "OPWR." The high and low bid quotations for the common stock for the last three full years were as follows:

     QUARTER ENDED                    HIGH                 LOW
     -------------                    ----                 ---

     March 31, 1999                   $4.50                $1.88
     June 30, 1999                    $4.75                $2.50
     September 30, 1999               $3.75                $2.25
     December 31, 1999                $6.75                $2.65

     QUARTER ENDED                    HIGH                 LOW
     -------------                    ----                 ---

     March 31, 2000                   $29.94               $6.00
     June 30, 2000                    $13.75               $5.38
     September 30, 2000               $ 9.97               $5.31
     December 31, 2000                $11.03               $5.69

     QUARTER ENDED                    HIGH                 LOW
     -------------                    ----                 ---
     March 31, 2001                   $7.31                $3.00
     June 30, 2001                    $6.60                $2.50
     September 30, 2001               $4.45                $1.70
     December 31, 2001                $4.05                $1.52

     We have not declared any dividends on the common stock and do not expect to declare any dividends in the foreseeable future because future profits, if any, will be used to expand our operations.

     ITEM 6. SELECTED FINANCIAL INFORMATION.

         YEARS ENDED DECEMBER 31                     2001               2000              1999
         -----------------------                     -----              ----              ----

         Revenues                                    $  2,253,295      $    104,441     $    299,408
         (Losses) from operations                    $(5,209,634)      $(4,297,328)     $(6,537,762)
         Earnings (losses) per share                 $     (.23)       $     (.20)      $     (.13)


         Total assets                                $ 5,441,466       $ 9,966,606      $ 5,702,275
         Working capital                             $ 3,284,591       $ 8,616,218      $ 4,582,413
         Shareholders' equity                        $ 4,437,481       $ 9,299,450      $ 3,714,881


     QUARTERLY FINANCIAL INFORMATION FOR 2001:

                            MARCH            JUNE           SEPTEMBER        DECEMBER
                            -----            ----           ---------        --------

Revenues                 $   202,403      $   746,837      $   946,734      $   357,321
Cost of revenues             214,865          861,919          717,073          317,923
                         -----------      -----------      -----------      -----------
Gross profit (loss)          (12,462)        (115,082)         229,661           39,398

Research & devpt             465,348          544,538          282,561          721,066
Selling expense              236,032          311,081          292,945          204,262
Gen.  & admin                626,503          607,307          494,136          565,370
                         -----------      -----------      -----------      -----------
    Total expenses         1,327,883        1,462,926        1,069,642        1,490,698
Net other income             139,686           63,822           53,532           25,472
                         -----------      -----------      -----------      -----------

Net (loss)               $(1,200,659)     $(1,514,186)     $  (786,449)     $(1,425,828)
Net (loss) Per share     $      (.06)     $      (.07)     $      (.04)     $      (.07)

SUPPLEMENTAL SCHEDULE-COSTS AND EXPENSES FOR 2001 AND 2000

                                               Year Ended           Year Ended
Costs and Expenses:                         December 31, 2001    December 31, 2000
                                            -----------------    -----------------

Research salaries                             $  971,442          $  757,080
Incentive stock compensation                      65,153             363,113
Executive termination costs                      108,000             244,033
Testing, design components
   & manufacturing costs                         551,713             604,166
Recruitment costs and contract labor             248,041                --
Officers' salaries                               330,531             316,500
Sales salaries                                   233,549             180,000
Administrative salaries                          166,066             124,476
IT contract services                             113,775              35,653
Travel                                           179,263              99,637
Depreciation and amortization                    420,517             198,648
Legal and auditing                               181,721             184,285
Insurances                                        82,657              38,496
Office lease                                     112,113             104,229
Employee medical benefits                         88,249              32,847
Advertising and marketing                        539,401             284,559
Office supplies                                  110,553              85,541
Selling commissions and distributor costs        109,479                --
Telephone and internet                            50,655              24,188
Utilities                                         54,357                --
Shareholder relations                            283,350             384,681
Other                                            350,564             204,509
                                              ----------          ----------

                                              $5,351,149          $4,266,641


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited financial statements filed with this report. Except for the historical information contained herein, this report contains forward looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty and timing of market acceptance, as well as other risks. Please see "Disclosure Regarding Forward Looking Statements" at the beginning of this report.

     The company has adopted an internal policy not to release quarterly earnings information prior to the completion and filing of the quarterly and annual reports with the SEC.

ANALYSIS OF FINANCIAL CONDITION

     As a result of continuing losses from operations, costs to expand the offices and laboratory, the addition of 6 more employees and the purchase of additional furniture and equipment, the level of cash and short term investments decreased from $8,898,884 at December 31, 2000 to $3,501,375 at December 31,

2001, a decrease of $5,397,509. The purchases of furniture and equipment totaled $702,896 and the cost to improve the leasehold space was $132,230. Operations consumed $4,491,615 in cash resources. Sales of the PFC unit contributed $141,515 in gross profits towards operating costs with interest and investment income generating another $303,179 in non-operating income. The cash burn fluctuated in 2001 between $380,000 and $810,000 per month varying with the purchases of laboratory equipment and payments for leasehold improvements during any one month. The cash burn in 2000 averaged $289,000 monthly and included $274,437 in purchases of furniture and equipment. The average monthly burn rate for the first two months of 2002 is $542,000 per month. This burn rate in 2002 is higher due to non-recurring costs: a separation payment to an officer of the company of $100,000 in January, 2002, a $51,000 contractual bonus payment to an officer of the company earned in 2001 and paid in January 2002 and $65,000 of foreign patent applications deposits paid in February 2002 . Additional working capital will be required to sustain the present level of operations during 2002 unless the sales of the PFC and the new 48 volt products (to be released from R & D) can generate revenues in the third and fourth quarters to achieve our revenue goals.

     The relocation and expansion of our corporate offices and laboratory in February 2001 required $132,230 to remodel the space. When all costs of remodeling the space is amortized over the life of the lease, the net effective square foot rental rate is $16.50 per month. Equipment and furniture for the space was paid for in cash and was necessary to complete the overall plan to operate with the most up to date facilities.

     Other asset items on the year end balance sheet for prepaid costs, deposits, other receivables and inventory reflects normal growth and increases due to our transition from a development company into an operational company with the advent of sales of the PFC product occurring during 2001. The inventory of manufacturing and test parts, along with a limited amount of finished goods inventory, increased by $240,213 from year end 2000 to 2001. Working capital decreased from $8,612,218 at December 31, 2000 to $3,284,591 at December 31, 2001.

     An accrual for vacation, sick and personal time was recorded at the end of 2001 totaling $175,189 along with a $100,000 separation payment due to an executive that left the company at year end. The former chairman and CEO who left the company on March 1, 2000 was paid the balance of his contractual separation payments totaling $108,000 during 2001. During 2000 we paid $135,000 of continuing compensation to this same retiring officer. See Item 3) "Legal Proceedings". The accounts payable, including payments to our contract manufacturer, increased from $379,836 to $498,896 year over year representing a normal operating level of payables.

     The present office and laboratory space (occupied March 1, 2001) will accommodate 40-45 employees and we expect to reach that level in the last two quarters of 2002; a contiguous space totaling 2,025 square feet could be available to us in August 2002 on a first right of refusal basis to allow for growth beyond the existing leasehold.

     Our current ratio (current assets over current liabilities) is 4:1. Our quick ratio (defined as cash over accounts payable) is 5:1. Shareholders' equity at December 31, 2001 is $4,437,481 after the reductions caused by operating losses and growth during the past year. We have incurred no significant debt or raised equity capital this year to support operations; our plan is to achieve sustaining revenues during the year ending 2002 to avoid the necessity of relying on working capital over and above internally generated cash resources. However, see "Liquidity and Capital Resources" for further discussion about our plans for working capital during the year ending December 31, 2002.

RESULTS OF OPERATIONS COMPARISON FOR YEARS 2001 AND 2000

REVENUE AND COST OF REVENUE

     The revenue results for 2001 reflect the sales to one very large OEM customer who has designed in our PFC front end module for powering the base stations being constructed for their customers world wide. Sales for 2000 were $104,441 and consisted mainly of small quantities of the PFC after it was certified and released to the market that year. The $2,253,295 in 2001 sales of the PFC product validated the commercial viability of the new unit, but was only one fourth of our revenue expectations set prior to adverse events and forces affecting all companies in 2001, especially our wireless telecommunications customer.

     Revenue expectations for 2002 will consist of a level monthly quantity of the PFC sales and the possibility of getting several design in contracts with the customers now evaluating the 48 volt prototypes. Volume revenues from the sales of the 48 volt 1000 watt unit is expected to start in the third quarter 2002 producing profits and operating cash flows when we achieve monthly expected volumes of 2,000 to 4,000 units per month. The volume production of all of our units is scheduled at the Saturn Electronics Monterrey, Mexico facility and will be manufactured to the highest standards as demonstrated and certified during the inaugural year of the business relationship.

     It should be noted that the statements in the preceding paragraph are expectations, not forecasts; we do not have orders (or contracts) for the PFC units beyond May, 2002 nor do we have any orders for the 48 volt units yet.

     Cost to produce the PFC product has been refined several times and continues to go down resulting in more and more gross profit per unit. Volume pricing and costing is now at the 25,000 annual production level. Early costs included non recurring engineering and ramp up costs for the production line that were borne by the initial production runs and resulted in less than normal profit margins for most of the year ended December 31, 2001.

SELLING EXPENSES

     Sales and marketing expenses increased significantly beginning in October 2000 as we implemented the program to brand the company and the technology in advance of the anticipated volume production of the PFC product scheduled for December, 2000. The initial annual budget for the advertising and promotion was $800,000 for the period from October 2000 to October 2001. The actual sales and marketing costs for the year ended 2001 was $1,044,320 and consisted mainly of in-house staff salaries of $233,549, advertising costs of $539,401, travel cost of $52,373, trade show costs of $44,063 and commission costs of $109,479. The basics of the advertising and marketing campaign will continue for the year 2002 at a budgeted cost of approximately $1,100,000 to include $325,000 in salaries, $450,000 in direct advertisement costs and $100,000 for the cost of printed materials.

RESEARCH AND DEVELOPMENT

     Research and development costs increased 43 % from $1,410,256 in 2000 to $2,013,513 in 2001 as a result of the addition of engineers and technicians including all of the equipment necessary to expand the product development and R & D efforts. Major components in the cost of R & D and product development are staff salaries and benefits of $971,442 and $757,080 for 2001 and 2000 respectively and testing materials and prototype manufacturing of $551,713 and $604,166 for 2001 and 2000 respectively.

ADMINISTRATIVE OVERHEAD

     The total cost of general business administration, public relations, senior management and reporting for the company remained fairly constant at $2,293,316 and $2,324,368 for the years ended 2001 and 2000. Major components of this cost category were executive salaries of $330,531 and $316,500 for 2001 and 2000, other salaries of $166,066 and $124,476 for 2001 and 2000, out-sourced public relations cost of $283,350 and $384,681 for 2001 and 2000, legal and accounting of $181,721 and $184,285 for 2001 and 2000 and depreciation/amortization of $420,516 and $198,080 for 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2001

     The business strategy for maintaining the lead in developing the advanced 48 volt products requires our product development to be accelerated in 2002 by adding engineers, technicians, more space and completely furnishing the lab testing facility to allow for continued successes and follow along product releases. Management believes that the competition will rapidly begin to close the gap with competitive products once our presence is felt in the marketplace. Major value added resellers (utilized by all of our major competitors) will also be more interested and willing to distribute our products once we have established a larger portfolio of products to sell, beginning with the anticipated release to full production of the 48 volt 1000 watt power supply product in June, 2002.

     The continuing operations consume an average of $400,000 to $550,000 of cash per month and in the absence of cash flows from sales or additional capital in the next six months, will use up our present liquid cash and near cash resources. The 48 volt 1000 watt product is on target to be certified by UL in May, 2002 followed by a release to the market in June, 2002. Prospective customers have sample prototype units for independent testing and feedback from those tests is being received now.

     For planning and budgeting purposes, we are estimating that up to $1,000,000 of internally generated cash flow (profit contribution) is likely from our first product release, the PFC, during the next twelve months. Operations is estimated to cost $4,900,000 to fully sustain our program during 2002 without any scale back of manpower and effort in the laboratory. Therefore, the company is relying heavily on the sales of the 48 volt 1000 watt product to contribute the needed profits (at least $4,000,000), most of which may be realized from sales in the third and fourth quarters.

     It should be noted that the statements in the preceding paragraph are expectations, not forecasts; we do not have orders (or contracts) for the PFC unit beyond May, 2002 nor do we have any orders for the 48 volt unit yet.

     For supplemental funding, we may seek additional common stock equity and or debt capital during 2002 to provide a stronger financial foundation for the growth of the company. The terms of the additional funding have not been determined as yet. We do not know if adequate funds can be raised to support the company because we have not presented any funds requests or proposals to any funding sources. In the event that we cannot get additional funding, we may need to take appropriate actions to slow down our spending until the revenue stream (we forecasted) has been realized from the sales of the 48 volt product.

     It is anticipated that internally generated cash flows from the sales of the PFC will be inadequate to fund our current operations and research and development spending unless additional profit contribution from the sales of new 48 volt products occurs in the third quarter of 2002. In the event that the major customer for our PFC unit fails to place orders in the first half of the year as they have in the past and we do not release or sell a modest quantity of the 48 volt product the second half of the year and we cannot raise additional working capital to sustain the operations accordingly, we may need to curtail our operations significantly which would compromise our ability to continue operating at the current levels.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements meeting the requirements of Regulation S-B follow.

                                             ONLINE POWER SUPPLY, INC.





                                                 TABLE OF CONTENTS

                                                                           Page

Independent Auditor's Report.................................................21

Financial Statements

         Balance Sheet.......................................................22
         Statements of Operations............................................23

         Statement of Shareholders' Equity ..................................24

         Statements of Cash Flows............................................25

Notes to Financial Statements................................................26

                           ONLINE POWER SUPPLY, INC.




                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
OnLine Power Supply, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of OnLine Power Supply, Inc., as of December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnLine Power Supply, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            Ehrhardt Keefe Steiner & Hottman PC
February 8, 2002
Denver, Colorado

                           ONLINE POWER SUPPLY, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                                                    December 31,
                                                                                         2001
                                                                                    ------------
Current assets
   Cash                                                                             $  2,338,835
   Certificates of deposit                                                               150,000
   Short term investments                                                              1,012,540
   Accounts receivable                                                                   191,901
   Other receivables                                                                     159,779
   Inventory                                                                             319,856
   Other current assets                                                                  112,635
                                                                                    ------------
         Total current assets                                                          4,285,546

Property and equipment, less accumulated depreciation of $441,262                      1,068,412


Acquired technology costs, less accumulated amortization of $101,920                      25,480
Patent, less accumulated amortization of $24,578                                          62,028
                                                                                    ------------

Total assets                                                                        $  5,441,466
                                                                                    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                 $    498,896
   Current portion of long-term debt                                                      21,374
   Current portion of capital lease obligations                                           33,250
   Accrued interest payable                                                               19,063
   Accrued vacation liability                                                            175,189
   Other accrued liabilities                                                             154,361
   Executive's severance liability                                                       100,000
                                                                                    ------------
         Total current liabilities                                                     1,002,133

Long-term liabilities
   Note payable, less current maturities                                                   1,852
                                                                                    ------------
         Total liabilities                                                             1,003,985
                                                                                    ------------

Shareholders' equity
   Preferred stock, $.0001 par value; 1,000,000 shares authorized; 2,800 shares
    issued and outstanding                                                                  --
   Common stock; $.0001 par value; 100,000,000 shares authorized; 21,243,155
    shares issued and outstanding                                                          2,124
   Additional paid-in capital                                                         29,334,482
   Stock option notes receivable                                                         (74,727)
   Retained deficit                                                                  (24,824,398)
                                                                                    -------------
         Total shareholders' equity                                                    4,437,481
                                                                                    ------------

Total liabilities and shareholders' equity                                          $  5,441,466
                                                                                    ============

                       See notes to financial statements.

                           ONLINE POWER SUPPLY, INC.

                            STATEMENTS OF OPERATIONS



                                                             For the Years Ended
                                                                 December 31,
                                                       ------------------------------
                                                            2001              2000
                                                       ------------      ------------
Net sales                                              $  2,253,295      $    104,441
Cost of sales                                             2,111,780           135,128
                                                       ------------      ------------
     Gross profit (loss)                                    141,515           (30,687)

Other operating expenses
   Research and development                               2,013,513         1,410,256
   Stock-based compensation                                  65,153           363,117
   Selling, general and administrative expenses           3,272,483         2,493,268
                                                       ------------      ------------
       Total operating expenses                           5,351,149         4,266,641
                                                       ------------      ------------

(Loss) from operations                                   (5,209,634)       (4,297,328)

Other income and (expense)
   Loss on sale of assets                                      --              (2,983)
   Interest and investment income                           303,179           551,018
   Interest (expense)                                       (20,667)          (37,083)
                                                       ------------      ------------
       Total other income                                   282,512           510,952
                                                       ------------      ------------

Net (loss) available to common shareholders            $ (4,927,122)     $ (3,786,376)
                                                       ============      ============

Basic weighted average common shares outstanding         21,243,155        19,119,813
                                                       ============      ============

Basic loss per common share                            $       (.23)     $      (0.20)
                                                       ============      ============

Diluted weighted average common shares outstanding       21,243,155        19,119,813
                                                       ============      ============

Diluted loss per common share                          $       (.23)     $      (0.20)
                                                       ============      ============





                        See notes to financial statements

                           ONLINE POWER SUPPLY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                           DECEMBER 31, 2000 AND 2001


                                                                Preferred Stock                   Common Stock
                                                          -------------------------        ---------------------------
                                                           Shares        Par Value           Shares         Par Value
                                                          --------      ------------       --------       ------------

Balance, December 31, 1999                                 10,467      $          1        15,710,968     $      1,571

Conversion of non-cumulative preferred
  stock to common stock                                    (7,667)               (1)           15,334                1

Stock offering costs (36,624 shares
  issued at $2 per share included)                           --                --              36,624                4

Common stock issued in private placement                     --                --           4,148,216              415

Reverse rescission liability                                 --                --           1,243,151              124

Stock exchanged for public relations fees                    --                --              10,000                1

Stock exchanged for consulting services                      --                --               8,124                1

Warrants granted for investor relations services             --                --                --               --

Stock issued in exercise of options                          --                --              70,738                7

Options granted (directors)                                  --                --                --               --

Net (loss) for the year ended December 31, 2000              --                --                --               --
                                                           ------      ------------      ------------     ------------
Balance, December 31, 2000                                  2,800              --          21,243,155            2,124

Stock option compensation                                    --                --                --               --

Stock option notes activity                                  --                --                --               --

Net (loss) for the year ended December 31, 2001              --                --                --               --
                                                           ------      ------------      ------------     ------------
Balance, December 31, 2001                                  2,800      $       --          21,243,155     $      2,124
                                                           ======      ============      ============     ============


                            See notes to financials.

                                      24a

                            ONLINE POWER SUPPLY, INC.

                        Statement of Shareholders' Equity
                           December 31, 2000 and 2001

                                                      Additional           Stock                                Total
                                                        Paid-in         Option Notes        Retained        Shareholders'
                                                        Capital          Receivable         (Deficit)           Equity
                                                     ------------      -------------     ------------      --------------



Balance, December 31, 1999                           $ 19,914,828      $       --        $(16,110,900)     $  3,805,500

Conversion of non-cumulative preferred
  stock to common stock                                      --                --                --                --

Stock offering costs (36,624 shares
  issued at $2 per share included)                       (944,825)             --                --            (944,821)

Common stock issued in private placement                8,296,017              --                --           8,296,432

Reverse rescission liability                            1,281,691              --                --           1,281,815

Stock exchanged for public relations fees                  59,999              --                --              60,000

Stock exchanged for consulting services                    24,934              --                --              24,935

Warrants granted for investor relations services          135,065              --                --             135,065

Stock issued in exercise of options                       446,237           (83,127)             --             363,117

Options granted (directors)                                63,783              --                --              63,783

Net (loss) for the year ended December 31, 2000              --                --          (3,786,376)       (3,786,376)
                                                     ------------      ------------      ------------      ------------

Balance, December 31, 2000                             29,277,729           (83,127)      (19,897,276)        9,299,450

Stock option compensation                                  65,153              --                --              65,153

Stock option notes activity                                (8,400)            8,400              --                --

Net (loss) for the year ended December 31, 2001              --                --          (4,927,122)       (4,927,122)
                                                     ------------      ------------      ------------      ------------
Balance, December 31, 2001                           $ 29,334,482      $    (74,727)     $(24,824,398)     $  4,437,481
                                                     ============      ============      ============      ============


                       See notes to financial statements.

                                      24b

                            ONLINE POWER SUPPLY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended
                                                                          December 31,
                                                                 -----------------------------
                                                                     2001              2000
                                                                 ------------     ------------

Cash flows from operating activities
   Net (loss)                                                    $(4,927,122)     $(3,786,376)
                                                                 -----------      -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization                                   420,516          199,080
     Stock based compensation                                         65,153          363,117
     Options issued for services                                        --            198,848
     Common stock issued for services                                   --             84,935
     Write-down of inventory to fair value                              --             37,368
     Loss on sale of asset                                              --              2,983
     Changes in certain assets and liabilities
       Receivables, inventory and other current assets              (438,122)        (306,364)
       Accounts payable and other current liabilities                387,960           13,916
                                                                 -----------      -----------
                                                                     435,507          593,883
                                                                 -----------      -----------
         Net cash (used in) operating activities                  (4,491,615)      (3,192,493)
                                                                 -----------      -----------

Cash flows from investing activities
   Proceeds from certificates of deposit                             500,000        2,450,000
   Purchases of fixed assets                                        (835,126)        (274,437)
   Payments to acquire patents                                       (19,637)         (41,438)
   Sales (purchases) of short term investments                     4,054,616       (5,067,156)
                                                                 -----------      -----------
         Net cash provided by (used in) investing activities       3,699,853       (2,933,031)
                                                                 -----------      -----------

Cash flows from financing activities
   Proceeds from sale of stock                                          --          8,296,432
   Payments for offering costs                                          --           (944,821)
   Principal payments on capital leases                              (31,291)         (28,061)
   Payments on line of credit                                           --               (731)
   Proceeds from debt issuance                                          --             60,000
   Principal debt payments                                           (19,840)         (16,934)
                                                                 -----------      -----------
         Net cash (used in) provided by financing activities         (51,131)       7,365,885
                                                                 -----------      -----------

Net (decrease) increase in cash                                     (842,893)       1,240,361

Cash - beginning of year                                           3,181,728        1,941,367
                                                                 -----------      -----------

Cash - end of year                                               $ 2,338,835      $ 3,181,728
                                                                 ===========      ===========

(Continued on next page.)

                       See notes to financial statements.

                           ONLINE POWER SUPPLY, INC.

                            STATEMENTS OF CASH FLOWS


(Continued from previous page.)


Supplemental disclosure of cash flow information:
     Cash paid for interest during the years ended December 31, 2001 and 2000 was $20,667 and $28,651, respectively.

Non-cash investing and financing transactions:
     Acquisition of equipment under capital leases for the year ended December 31, 2000 was $24,002.

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

                            ONLINE POWER SUPPLY, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Organization
----------------------

In June 1995, the corporation, formed in Colorado in 1991, re-domiciled in Nevada by merging with a Nevada corporation formed for that specific purpose. A reverse merger with Glitchmaster Marketing Inc. in 1996 signified the combined effort of two companies that now market and sell power supply and power circuitry products. In December 2000, the Company shareholders voted to change the name of the company to OnLine Power Supply, Inc in an effort to provide a more descriptive name for the business.

Cash Equivalents
----------------

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments in institutional money market vehicles may or may not be cash equivalents solely because of the terms of the instruments.

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

Marketable Securities
---------------------

The Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities, not included in trading or held-to-maturity, are classified as available-for-sale.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholder's equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfers.

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

---------------------------------------------------------------

Concentrations and Credit Risk
------------------------------

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions and institutional money market accounts, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (FDIC). The maximum loss that would have resulted from that risk totaled $2,403,920 at December 31, 2001 for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by federal insurance. The Company has not experienced any losses to date in such accounts and believes that any future risk of losses is minimal.

Inventory
---------

Inventory consists of power supply manufacturing component parts purchased in the ordinary course of business. The parts are stated at the lower of cost or market; the cost is determined by the average cost method. The inventory of parts will be consumed in the manufacture of products during the next operating cycle and the quantities are necessary to meet the production scheduling without interruptions caused by delays related to the parts procurement process.

Property, Depreciation and Maintenance
--------------------------------------

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years). Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income.

Amortization
------------

Amortization of intangible assets is calculated using the straight-line method over five years. Total amortization expense for the years ended December 31, 2001 and 2000 is $146,389 and $85,733 respectively. An impairment of the value of Goodwill resulted in a 100% write-off of the $56,722 carrying value of this asset at December 31, 2001.

Long-Lived Assets
-----------------

The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

---------------------------------------------------------------

Revenue Recognition
-------------------

The Company recognizes revenue as product is shipped.

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

Income Taxes
------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Stock-Based Compensation
------------------------

The Company accounts for any stock-based compensation plans using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25). Compensation cost for stock options, if any, is measured as the excess of the quoted market prices of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", (SFAS 123) permits the use of either a fair value basis method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provisions of APB 25 and, accordingly, has included the pro forma disclosures required under SFAS 123 in Note 5.

---------------------------------------------------------------

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings per common share have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflect the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options. In 2001 and 2000, respectively, 2,440,836 and 3,447,421 shares were excluded from the diluted earnings per share calculation, as these shares were anti-dilutive. Had these shares been included in the calculation, diluted weighted average common shares outstanding would have increased to 23,683,991 and 21,708,531 in 2001 and 2000, respectively.

Use of Estimates
----------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business Combinations" and "Goodwill and other Intangible Assets". Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after December 15, 2001. The Company anticipates adoption of this statement starting in January 2002. The Company, as required under Statement 142, will no longer amortize goodwill. Goodwill will be tested for impairment at the time of adoption and on an annual basis.

NOTE 2 - CONTINUED OPERATIONS
-----------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2001, the Company suffered losses from operations of $4,927,122, resulting in an accumulated deficit of approximately $24,800,000. Subsequent to December 31, 2001, the Company is attempting to raise working capital. There can be no assurances, however, that the Company will be successful in obtaining additional equity financing, if needed, or if available on terms satisfactory to the Company, or be able to generate significant profits from operations. If the Company is unable to raise additional equity capital or unable to generate profits from operations, it may not be able to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following:


                                                           December 31,
                                                               2001

Engineering equipment                                      $    855,027
Computer equipment                                              202,296
Leasehold improvements                                          132,230
Furniture and equipment                                         121,815
Equipment under capital lease                                   101,963
Trade show booth                                                 96,343
                                                           ------------
                                                              1,509,674
Less accumulated depreciation                                  (441,262)
                                                           ------------

                                                           $  1,068,412
                                                           ============


Depreciation expense for the years ended December 31, 2001 and 2000 totaled $274,127 and $113,347, respectively.

NOTE 4 - DEBT AND CAPITAL LEASE OBLIGATIONS
-------------------------------------------

Debt consisted of the following:
                                                           December 31,
                                                              2001
                                                           ------------
Note payable to a bank, secured by equipment
 and certificates of deposit, due in monthly
 installments of $1,866 including interest
 and matures January 2003.                                 $    23,226
     Less current portion of long-term debt                    (21,374)
                                                           -----------

                                                           $     1,852
                                                           ===========

Line-of-Credit

Capital lease obligations consisted of the following:
                                                            December 31,
                                                                2001
                                                            ------------
Four capital  leases,  due in monthly
  installments  of principal and interest of
  $3,390 including interest and maturing October 2002.      $     33,901
         Less interest portion                                      (651)
                                                            ------------

                                                            $     33,250
                                                            ============


The assets under capital lease had a net book value of $46,843 at December 31, 2001.

NOTE 5 - SHAREHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

At December 31, 2001 and 2000, all except 2,800 shares of the preferred shares originally issued in 1992 had been converted by the shareholders into common shares of the Company.

Common Stock
------------

Beginning in August 1999 and ending in March 2000, the Company raised $14,740,645 in equity capital by selling 7,370,320 shares of restricted common stock in private placement transactions to approximately 2,000 accredited investors. The restrictions for all of these shares will expire as of April 2002.

There were no new issuances or retirements of the company's common stock during the year ended December 31, 2001.

Following is a summary of the offerings undertaken:

                                                 1999 NO. 1               1999 No.2                  2000
                                             ----------------        ----------------       ----------------

Offering price per share                     $ 2.00 per share        $ 2.00 per share       $ 2.00 per share
Number of shares sold                               2,473,533                 748,571              4,148,216
Proceeds, before costs and expenses          $      4,947,071        $      1,497,142       $      8,296,432

-----------------------------------------

Common Stock (continued)
------------------------

The Board of Directors adopted the Qualified Incentive Stock Option Plan in 1999. The Company is authorized to grant a total of 3,500,000 common shares under this plan of which 362,324 and 366,886 were outstanding as of December 31, 2001 and 2000, respectively.

                                                                                                                       Weigheted
                                                                Non-         Weighted    Weighted                      Average
                                  Incentive    Executive      Executive      Average      Average                    Exercise Price
                                    Stock     Employment      Directors      Exercise      Fair       Currently       - Currently
                                   Options      Options          Plan         Price        Value      Exercisable     Exercisable
                                   -------    ----------      ---------     ---------    --------     -----------     -------------

Outstanding December 31, 1999      421,624    2,023,000             -       $   4.20                   1,921,624      $    4.53
                                                                                                       ---------      ---------

   Options exercised               (70,738)          -              -          (3.25)
   Options granted                  16,000      100,000         30,000          3.46        3.46
                                   -------    ---------         ------      --------        ----

Outstanding December 31, 2000      366,886    2,123,000         30,000          4.07                   2,174,548           4.48

   Options expired                (284,082)    (300,000)            -          (3.29)
   Options exercised                     -
   Options granted                 279,520      340,000         43,000          4.65        3.47
                                   -------    ---------         ------      --------        ----

Outstanding December 31, 2001      362,324    2,163,000         73,000      $   4.09                   1,932,853      $    4.05
                                  ========    =========        =======      ========                   =========      =========

All options in 2001 were granted above their fair value.

                                                                            December 31, 2001
                                    ----------------------------------------------------------------------------------------------
                                                    Options Outstanding                                Options Exercisable
                                    -------------------------------------------------------      ---------------------------------
                                                         Weighted            Weighted
                                                                             Average                                   Weighted
                                       Number            Average            Remaining              Number              Average
Range of Exercisable Price          Outstanding       Exercise Price      Contractual Life       Exercisable        Exercise Price
--------------------------          -----------       --------------      ----------------       -----------        --------------

$2.88 - $4.50                        1,825,520        $       3.21            4.79               1,273,380         $       3.12
$5.44 - $6.18                          586,804                5.53            6.32                 586,804                 5.53
$8.13 - $10.62                         186,000                8.18            4.23                  72,669                 8.26
                                     ---------        ------------            ----               ---------         ------------

                                     2,598,324        $       4.09            5.10               1,932,853         $       4.05
                                     =========        ============            ====              ==========         ============

-----------------------------------------

Qualified Incentive Stock Option Plan
-------------------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above the fair market value. Had compensation expense for the Company's stock option plan and executive employment options been determined based upon fair values at the respective grant dates in accordance with SFAS 123, the Company's net losses and loss per share would have been reduced to the pro forma amounts indicated below.

The pro forma effects of SFAS 123 are not indicative of future amounts. Additional stock options awards are anticipated in future years.

                                                   For the Year Ended
                                                     December 31,
                                             -----------------------------
                                                 2001             2000
                                             ------------     ------------
Net losses
   As reported                               $(4,927,122)     $(3,786,376)
     Increased loss due to
       Employee stock option plan               (655,026)         (43,780)
       Executive employment options             (401,967)      (1,272,548)
                                             -----------      -----------

Pro forma                                    $(5,984,115)     $(5,102,704)
                                             ===========      ===========

   Loss per common share
     As reported                             $      (.23)     $     (0.20)
     Pro forma                               $      (.28)     $     (0.27)


The weighted average fair value of options granted during 2001 and 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $3.38 and $5.60, respectively. The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of 79.62% (2001) and 79.58% (2000), risk-free interest rate of 6.00% (2001) and 6.62% (2000), and an expected life of three to five years.

Stock Rescission Offer
----------------------

In 1999, the Board of Directors approved an offer to rescind all original preferred share and certain common share purchaser's investment plus interest because the Company believed that these offerings may have been conducted without a proper exemption pursuant to the regulations in the Securities Act of 1933. A liability was accrued at December 31, 1999 in the amount of original shareholder's investment plus 7% interest per annum for 18 months. The rescission offer expired in April 2000 without any requests for refunds of the shareholders' investments, therefore, 100% of the liability was reversed and restored as equity in April 2000.

<


NOTE 6 - INCOME TAXES
---------------------

A reconciliation of the US statutory federal and state income tax rates to the effective rate follows:

                                                           December 31,
                                                     ----------------------
                                                       2001            2000
                                                     -------         ------

US statutory federal rate                              34.0%          34.0%
State income tax rate, net of federal benefit           3.3            3.3
Net operating loss for which no tax benefit
        is currently available                        (37.3)         (37.3)
                                                      ------         -----

                                                         --%            --%
                                                      =====          =====


A substantial net operating loss carry forward at December 31, 2001 will be limited as an offset to future tax liabilities because of the changes in the line of business that resulted in the tax losses and the change in ownership of the Company after the losses were incurred. The tax regulations limit the use of the tax loss carry forward against future tax liability in this set of circumstances. The losses will begin to expire in 2017.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Office Lease
------------

The Company leases office space under a non-cancelable operating lease. Office base rent expense for the years ended December 31, 2001 and 2000 totaled $112,113 and $104,229, respectively. Future minimum base rental payments under this office lease are as follows:

         Years Ended December 31,
         ------------------------

                 2002                                 $     99,708
                 2003                                       99,708
                 2004                                       99,708
                 2005                                       99,708
                 2006                                       16,612
                                                      ------------

                                                      $    415,444
                                                      ============

Stock Based Performance Bonuses for Executives
----------------------------------------------

In 1998, the Company entered into employment agreements with two officers. The employment agreement stipulated the issuance of 500,000 options to purchase common stock to each of the officers. The options were schedule to vest based upon performance criteria. None of the criteria were met and all of the options expired during 2001.

--------------------------------------------------

Public Relations Agreement
--------------------------

In September 2000, the Company signed a 12-month contract with Pfeiffer Public Relations, Inc. ("PPR") to provide investor public relations services. The Company issued 10,000 warrants to purchase restricted shares of common stock. The warrants were not subject to a vesting schedule. None of the warrants were exercised during 2001 or 2000.

NOTE 8 - LITIGATION AND SETTLEMENTS
-----------------------------------

The Company settled two litigation matters totaling $38,000 during 2000.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

SEC Investigation
-----------------

The Securities and Exchange Commission commenced a formal inquiry regarding trading in the Company's stock. The investigation initially focused on statements made on Internet chat rooms about the Company's expected revenue performance in calendar year 2000. No one currently affiliated with the Company is believed to have made or participated in the making of the targeted statements. When the Company learned of such statements, in late February 2000, the Company filed a Current Report on Form 8-K to clarify its position and correct the public record.

The SEC has requested copies of documents from the Company and interviewed current employees of the Company in relation to certain stock transactions: a) between the company and Larry G. Arnold, b) between the Company and James F. Glaza and/or Falcon Financial Service, Inc. c) between the Company and other stock brokers associated with Falcon, and d) between Larry G. Arnold and Mr. Glaza and Mr. Falcon and others. Falcon Financial Services, James Glaza and other brokers affiliated with Falcon Financial were the selling agents for OnLine stock sales from 1996 to 2000. OPS and its employees have cooperated fully with investigators and has conducted its own internal investigation into the alleged facts and circumstances to independently determine the merits of the allegations.

The Company has been notified by the SEC staff that they intend to recommend that formal civil proceedings be initiated against the Company alleging violations of the federal securities laws. Management does not believe that monetary remedies will be sought from the Company as a result of this investigation.

The SEC staff has advised that its allegations may include charges that the antifraud prohibitions of federal securities laws were violated in certain public statements made by the Company. The SEC may also allege that certain sales of securities violated the registration requirements of federal law.

-----------------------------------------------

SEC Investigation (continued)

Management hopes to resolve the threatened charges quickly and without undue expense or distraction to the Company. Notwithstanding the SEC staff's allegations, Management believes the basis for the proposed charges lies with persons not associated with the Company, or who left the Company over two years ago. However, the SEC has indicated it may initiate formal civil proceedings against Kris Budinger, CEO and Director of the Company, alleging violations of the antifraud prohibitions of the federal securities laws.

The ultimate outcome of the SEC's investigation (and resulting impact to the Company) cannot be currently determined with any degree of certainty. When the investigation is resolved, its results will be immediately reported on Form 8-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     N/A

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

(A)(1)(2)(3)     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.


     NAME                      AGE     POSITION                 DIRECTOR SINCE
     ----                      ---     --------                 --------------

     Kris M. Budinger          49      President, COO, CEO          1994
                                       Treasurer

     Thomas L. Glaza           67      Director                     1999

     Ronald W. Mathewson       64      Director                     2000

     Gary Fairhead             50      Director                     2000

     Richard L. Millspaugh     56      Chief Financial Officer,
                                       Secretary

     Chris A. Riggio           42      Vice President -Discovery


     KRIS M. BUDINGER, 49, has been President, Chief Operating Officer and Treasurer of OnLine since July 29, 1996, and was appointed to take on the responsibilities of CEO in March 2000, after the former CEO (Larry Arnold) retired. He has been a Director since early 1995 and was elected Director again at the last shareholders' meeting in June, 2001. Mr. Budinger is an employee, non-independent member of the audit committee. His operational duties include supervision of product development, coordination of prospective customers' design in needs, public and investor relations at the corporate level, and managing all other senior executives.

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

     THOMAS L. GLAZA, 67, was appointed to the Board of Directors in July 1999 and re-elected to serve as a continuing director at the last shareholders' meeting in June 2001. He serves as an outside (but not independent) Director and is not employed by OnLine.

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

     Mr. Glaza's brother, James Glaza, is associated with Northstar Securities, Inc., a registered broker-dealer in securities which has raised money for us in the past. See Item 3) "Legal Proceedings". This family relationship precludes Thomas Glaza from classification as an "independent" Director.

     RONALD W. MATHEWSON, 63, was appointed to the Board of Directors in March 2000 to fill the vacancy resulting from the departure of Larry G. Arnold. He is not employed by OnLine, is an independent Director, and a member of the audit committee.

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

     GARY R. FAIRHEAD, 50, was appointed a Director on August 11, 2000 to fill the vacancy created when the Board of Directors amended the bylaws to increase the number of directors from three to four. Mr. Fairhead is not an employee of OnLine, is an independent Director, and is a member of the audit committee.

     Since 1990, Mr. Fairhead has been the President, Chief Executive Officer and a Director of SigmaTron International, Inc., a Delaware corporation listed on the Nasdaq Small Cap Market System. SigmaTron, based in Elk Grove, Illinois, is an independent provider of electronic manufacturing services, including printed circuit board assemblies and completely assembled (boxbuild) electronic products.

     Mr. Fairhead received his Bachelor of Science degree in 1974 from Purdue University, and his Master of Science, Industrial Administration in 1978 from the Krannert School of Business, Purdue University. Since 1995, Mr. Fairhead has been a trustee of the Central States Union and a Director of the Lattof Branch of the YMCA.

DIRECTOR COMPENSATION

     The non-executive Directors (Mr. Glaza, Mr. Mathewson, and Mr. Fairhead) have received nonqualified options to purchase 73,000 shares of our common stock for their services as Directors and will be given additional options in future years. See below. The options were fully vested upon grant; the exercise price per share is from $2.88 to $8.375 , in each case equal to the market price of our stock when the options were granted and no options were exercised as of December 31, 2001. We pay the travel expenses of the non-executive Directors to attend Board meetings, but we do not pay any other cash compensation to them for their service. Mr. Budinger does not receive any additional compensation for his service as a Director of the company.

STOCK OPTION PLANS

     We have established two stock option plans (a qualified plan for employees that was approved by the shareholders and another plan for non-executive Directors). We have issued nonqualified options to executive officers and to our investor public relations firm.

1)  ISOP approved by shareholders in December, 1999:

    Total number of shares to be issued upon exercise of options:    362,324   shares

    Remaining options available in the plan                          3,137,676 shares

2)  Non Executive Directors Plan (not shareholder approved):

    Total number of shares to be issued upon exercise of options:    73,000    shares

    Remaining options available in the plan                          227,000   shares

3)  Non qualified option (not part of any plan) shares:              2,163,000 shares

QUALIFIED INCENTIVE STOCK OPTION PLAN

     We have adopted an incentive stock option plan for the issuance of options to purchase up to 3.5 million shares of common stock; the options are intended to qualify under section 422 of the Internal Revenue Code. As of December 31, 2001, we had outstanding to our employees (including officers) qualified options to purchase 362,324 shares of common stock. Most of the options are vested (some vest over time), and are exercisable at prices from $2.88 to $10.62 per share (equal to or above market prices when the options were issued). The issuance of shares on exercise of options under the incentive stock option plan is registered with the Securities and Exchange Commission on Form S-8. The shareholders approved the incentive stock option plan in December 1999.

NONQUALIFIED STOCK OPTION PLAN FOR NON-EXECUTIVE DIRECTORS

     To compensate our non-executive Directors, we established a plan for the issuance of options to purchase up to 300,000 shares of common stock; options under this plan will not qualify under section 422 of the Internal Revenue Code. To date, we have issued options to purchase 73,000 shares of common stock to our three non-executive Directors. We have registered the issuance of shares on exercise of options under this plan with the Securities and Exchange Commission on Form S-8.

NONQUALIFIED OPTIONS (AND WARRANTS)

     From time to time we issue options or warrants that are not covered by any option plan and are not qualified under section 422 of the Internal Revenue Code. These include outstanding options granted to officers as directed in their employment agreements: 500,000 options to Kris M. Budinger (100 % vested); 723,000 options to Garth Woodland ( 100 % vested); 125,000 options to Richard L. Millspaugh (46,250 options fully vested, 78,750 options vesting over three years); 500,000 options granted to Chris A. Riggio (200,000 vested and 300,000 vesting at 20% per year); and 30,000 warrants (all vested) to Pfeiffer Public Relations, Inc.,( exercisable at various prices) see "Certain Relationships and Related Transactions" below).

 (B) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES OR CONSULTANTS.

     None.

(C)  FAMILY RELATIONSHIPS.

     Fred Budinger, Vice President of Engineering Operations, is the brother of the CEO. Warren "Eli" Reed, Director International Sales and Marketing, is the son-in-law of the CEO.

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

     For additional information about other legal matters involving the company, see Item 3) "Legal Proceedings"

     Based upon a review of Forms 3 and 4 furnished to us under rule 16a-3(a) since we became registered with the Securities and Exchange Commission (February 24, 2000), and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no Directors, officers, beneficial owners of more than ten percent of our common stock, or any other person subject to Section 16 of the Exchange Act failed to comply this year with the reporting requirements as insiders of the company.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table shows selected information about the compensation paid or accrued by us to or for the account of the Chief Executive Officers and Chief Financial Officer for services and bonuses rendered in all capacities during each of the fiscal years ended December 31, 2001, 2000, and 1999. No other executive officer received total annual salary and bonus in excess of $100,000 this year. Other than stock options, we do not have any long-term compensation plan.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
NAME AND POSITION                           YEAR           SALARY            BONUS
-----------------                           ----           ------            -----

Kris Budinger, CEO                          2001        $  177,083        $      -
                                            2000        $  150,000        $      -
                                            1999        $   72,000        $  36,000

Larry Arnold (former CEO)*                  2001        $  108,000        $      -
                                            2000        $  172,463        $      -
                                            1999        $   72,000        $   36,000

* Retirement provision for 18 months (8 months paid through August 2001.)

Richard Millspaugh, CFO                     2001        $  102,000        $      -
                                            2000        $   90,000        $      -
                                            1999        $   18,000        $      -


               OPTION GRANTS IN 2001 (QUALIFIED AND NONQUALIFIED)

                                                PERCENT
                             NUMBER OF          OF ALL OPTIONS
                             SHARES UNDER-      GRANTED TO
                             LYING OPTIONS      EMPLOYEES        EXERCISE         EXPIRATION       GRANT DATE
EXECUTIVE'S NAME             GRANTED            IN   2001        PRICE            DATE             PRES. VALUE(1)
-----------------------------------------------------------------------------------------------------------------

Richard L. Millspaugh          25,000             4.0 %           $ 3.75             2009           $    -0-
Richard L. Millspaugh          15,900             2.5 %           $ 2.88             2010           $    -0-

(1) The Black-Scholes option-pricing model was used to determine the grant date present value of the stock options that we granted to the named officer. The following facts and assumptions were used in making this calculation: exercise prices, which was equal to or above the fair market value of our stock on the grant date; a zero dividend yield; expected volatility of 79.58% (2002) and 97.16% (2001); risk-free interest rate of 6.623 %, and an expected life of ten years. Please note that "present value at grant date" assumes full vesting at that date, however, the options vest gradually over a period of years (see "Employment Agreements" below).

                    SHARES UNDERLYING OPTIONS AND THEIR VALUE

     This table shows all outstanding options, and their value as of December 31, 2001, held by each of the named officers as of that date. None of the officers exercised any options in 2001.

     In each case, "value" is determined by multiplying (x) the number of shares underlying the options by (y) the difference between the closing stock price of $2.43 per share on December 31, 2001 (the last trading day of the year) and the exercise price of the options. "Exercisable" means "vested"; "unexercisable" means, "not vested at December 31, 2001;" "in the money" means the exercise price was less than the closing stock price on December 31, 2001.

                            NUMBER OF SHARES                    VALUE OF UNEXERCISED
NAME                        UNDERLYING UNEXERCISED              IN-THE-MONEY
OF THE                      OPTIONS AT 12/31/01                 OPTIONS AT 12/31/01
OFFICER                     EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE

Kris M. Budinger            511,650 / -0-                       $  -0- / $ -0-
Richard Millspaugh          53,428  / 90,675                    $  -0- / $ -0-
Chris A. Riggio             236,032 / 300,000                   $  -0- / $ -0-

----------------

EMPLOYMENT AGREEMENTS

     -WITH KRIS BUDINGER. We have a written employment agreement with Kris M. Budinger through March 31, 2003 subject to automatic renewal for 5-year terms unless terminated by us on or after September 30, 2002. Under the employment agreement, Mr. Budinger was granted nonqualified stock options to purchase 500,000 shares of common stock at $5.50 per share (all now vested), which was 110% of the fair value of the stock at March 4, 1998. These options will expire March 4, 2004. None have been exercised to date. The employment agreement also provided for the grant of other nonqualified performance stock options to purchase 500,000 shares at $.0001 per share; if granted, these options would expire March 4, 2009. The performance options would vest according to a formula based on gross revenues; 70% (350,000) of the options have lapsed and won't be granted because we did not achieve the financial goals required for vesting, but the 30% balance (covering 150,000 shares) could be granted and vest if we have more than $9 million of gross revenues in 2001. All of these options have now expired as a result of non performance.

     The employment agreement provides a cash bonus of 50% of base salary if the average closing price of the common stock for the last 20 business days of the current year exceeds the previous year's comparable amount by 51%. Based on stock prices in December 1999, the bonus was earned and we paid Mr. Budinger a cash bonus of $36,000 in March, 2000. No bonus was earned or paid in 2001. Separate from the employment agreement, we issued qualified options to Mr. Budinger to purchase 11,650 shares of common stock at $6.18 per share.

     -WITH CHRIS RIGGIO. Chris Riggio has a five-year written employment agreement at a starting salary of $84,000 per year (increased to $102,000 per year effective September 1, 2000), He received nonqualified stock options to purchase 500,000 shares of common stock at $3.00, to vest 20% per year starting September 1, 2000. Mr. Riggio has separate qualified options to buy 11,032 shares at $5.62 and 25,000 shares at $2.88 per share. All vested options (pursuant to the employment agreement) will survive any voluntary termination of employment and will expire on the third anniversary date of the separation from the company or 2009 if not exercised. Mr. Riggio's employment contract provides a cash bonus of 50 % of his annual salary if the company achieves $2,000,000 in sales for any calendar year. The bonus of $51,000 for the year ended December 31, 2001 was earned and accrued for calendar year 2001 and paid in January 2002.

     -WITH RICHARD MILLSPAUGH. Mr. Millspaugh has a five-year written employment agreement, at a starting salary of $84,000 per year (increased to $102,000 per year effective September 1, 2000). He received nonqualified stock options to purchase 100,000 shares of common stock at $4.50 per share, which will vest 20% per year starting in 2000. In 1999, we granted to Mr. Millspaugh qualified options to buy 3,203 shares at $5.62 per share. In April, 2001, we granted 25,000 non qualified options at $3.75 per share. In December 2001, we granted 15,900 options at $2.88 per share. All vested options (pursuant to the employment agreement) will survive any voluntary termination of employment and will expire on the third anniversary date of the separation from the company or 2009 if not exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND SENIOR MANAGEMENT.

     The following table sets forth certain information about beneficial ownership of our common stock as of March 31, 2002 by each officer and Director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and Directors as a group. The ownership information is based on the Forms 3 and 4 filed by our officers and Directors with the Securities and Exchange Commission as required by section 16(a) of the Securities and Exchange Act of 1934. Based on those Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares except as otherwise noted.

     In each instance, the number of shares shown as owned by the individual includes shares issuable on exercise of options which are or would be exercisable by May 31, 2002 (60 days from March 31, 2002), as required by the disclosure rules of the Securities and Exchange Commission. Similarly, the percentage for each person has been determined by dividing (x) the shares owned by the individual plus the shares the person has the right to acquire on exercise of options by March 31, 2002 by (y) the 21,243,155 shares of common stock outstanding as of March 31, 2002, plus for each person with options, the number of shares the person has the right to acquire on exercise of options by May 31, 2002. For information about the options, see "Executive Compensation - Employment Agreements" above. The shares shown as owned by officers and Directors as a group includes shares issuable on exercise of options which are or would be exercisable by may 31, 2002, and the percentage of shares shown as owned by that group has been determined as if all such options had been exercised.

     We believe that James F. Glaza, members of his family, and entities controlled by him may hold voting and dispositive power over shares of the company's stock; possibly as much as 5% to 10% of our outstanding common stock, but we have not received any copies of schedule 13D or 13G filings made by him with the Securities and Exchange Commission. Therefore, the number of shares controlled by Mr. Glaza can not be reported by us in this filing.

             NAME                           SHARES               PERCENTAGE

Kris M Budinger*                          1,378,125 (1)             6.4 %
Chief Executive Officer
8100 South Akron # 308
Englewood, Colorado 80112

Richard l. Millspaugh                        53,428                  **
Chief Financial Officer
6335 Lemonwood Drive
Colorado Springs, Colorado 80918

Thomas L. Glaza*                             70,309                  **
370 Fallen Leaf Lane
Roswell, Georgia 30075

Ronald W. Mathewson *                        28,250                  **
87 Glenmoor Place
Englewood, Colorado 80110

Gary R. Fairhead *                           47,500                   **
2201 Landmeier Road
Elk Grove Village, Illinois 60007

Chris A. Riggio                           1,136,845                 4.8  %
Vice-President Discovery
8100 South Akron, Suite 308
Englewood, Colorado 80112

*    Director
**   Less than 1%
(1) Includes 516,691 shares owned by immediate family members of Mr. Budinger (Kris's wife holds sole voting and dispositive power over 412,291 shares and Mr. Budinger shares voting and dispositive power over 102,400 shares owned by his children.).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Effective December 31, 2001, Mr. Garth Woodland was no longer an employee of the company and his employment agreement was terminated by negotiations, except for the confidentiality, trade secret protection and non competition provisions, which continue in effect. We paid $100,000 in cash to Mr. Woodland in full and final settlement of all payroll and related benefits he would have received if he had remained with the company. Mr. Woodland retained all vested stock options (723,000 shares) and forfeited unvested stock options totaling 300,000 shares.

     From January 1, 2001 through August 31, 2001, we have paid Mr. Arnold (former CEO and Chairman of the Board of Directors who left OnLine on February 29, 2000) $108,000 in continuing severance compensation under the provisions of his employment agreement. See "Legal Proceedings" for further discussion.

     Thomas Glaza has been a Director of the company since July, 1999. James Glaza, his brother, is a broker and principal in Falcon Financial Inc. of Colorado Springs, Colorado. Falcon Financial Inc., in association with Northstar Securities, Inc. of Dallas, Texas, (the registered broker-dealer) raised money for us from 1996 to 2000 in private placements of our securities. See "Legal Proceedings"

     On September 1, 2000, we signed a 12-month contract with Pfeiffer Public Relations, Inc. ("PPR") to provide investor public relations services to us. PPR was paid a base compensation of $7,000 per month for 15 months and effective March 1, 2002 is paid a base compensation of $4,000 per month. They have been issued warrants to purchase 30,000 shares of restricted common stock at $9.50 for 10,000 shares, 10,000 shares at $12.50 and 10,000 shares at $15.50. The warrants are fully vested. The contract may be terminated without cause on 30 days written notice. The contract for services was renewed for an additional twelve months on the anniversary date of the original contract with the same terms and conditions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      EXHIBITs

Exhibit   Title of Exhibit
No.
3.1       Articles of Incorporation (1)
3.2       By-Laws (1)
3.3       Certificate of Amendment to Articles of Incorporation (1)
4.1       Preferred Stock Designation - Series A (1)
4.2       Preferred Stock Designation - Series B (1)
4.3       Rights Agreement (Including Preferred Stock Designation-Series P) (2)
10.1      Agreement with Saturn (1)
10.2      [Intentionally left blank]
10.3      Employment Agreement with Amendments - Kris M. Budinger (1)
10.4      Employment Agreement - Richard L. Millspaugh (1)
10.5      [Intentionally left blank]
10.6      Consulting Agreement - Doyle & Associates, Inc. (1)
10.7      Employment Agreement - Chris Riggio (1)

(1) Incorporated by reference from exhibits filed with 1933 Act registration statement (SEC file no. 333-93341).

(2) Incorporated by reference from exhibit filed with Form 8-A12G filed on April 25, 2001.

     (b) REPORTS ON FORM 8-K.

         All 8-K filings were to report matters under Item 5: Other Events

              Event of March 27, 2001: Completion of safety and reliability testing for the PFC product

              Event of December 21, 2001: Release of the 48 volt power supply prototypes

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                (Registrant)

Date:    April 15, 2002.               By:      /s/  Kris M. Budinger
                                             -----------------------------------
                                                Kris M. Budinger, CEO

Date:    April 15, 2002.               By:      /s/  Richard L. Millspaugh
                                             -----------------------------------
                                                Richard L. Millspaugh, CFO

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Directors thereunto duly authorized.


Date:    April __, 2002.               By:
                                             -----------------------------------
--------------------------
                                                Thomas L. Glaza

Date:    April 15, 2002.               By:      /s/  Ronald W. Mathewson
                                             -----------------------------------
                                                Ronald W. Mathewson
Director

Date:    April 15, 2002                By:      /s/  Gary R. Fairhead
                                             -----------------------------------
                                                Gary R. Fairhead