Form 10QSB
period 2002-03-31
ONLINE POWER SUPPLY INC
filed 2002-05-15
CIK 1101152

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number   000-29669

                            OnLine Power Supply, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                   Nevada                                  84-1176494
---------------------------------------------    -------------------------------
          (State of Incorporation)                (I.R.S. Employer I. D. number)


8100 South Akron   # 308  Englewood, Colorado              80112
---------------------------------------------    -------------------------------
  (Address of principal executive offices)                (Zip Code)

Company's telephone number:  (303) 741-5641
                            -----------------



     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    YES  X     NO
                    -----     -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding at March 31, 2002 and May 13, 2002
------------------------------    ----------------------------------------------
Common stock, $.0001 par value                   21,243,155 Shares

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Except for historic financial information, all of the information that is contained in this Form 10-QSB is comprised of forward looking statements within the meaning of the Exchange act of 1934. Specifically, all statements in the report, other than historical facts, regarding our financial position, business strategy, and plans for future operations are forward looking. These statements are based on beliefs of management and are subject to known and unknown risks. These risks involve present and future economic conditions, market conditions, financing, litigation and other potentially threatening business influences, all of which may change and produce risks and results very different than those now affecting us. The words " anticipate", "believe", "estimate", "expect", "will", "may", "continue", "intend", "could" and "should" or other words and phrases similar to these are intended to caution the reader of the forward looking nature of their use. Statements containing these words should be considered "cautionary". Management's statements in this report are based on the most accurate assessment of the risks associated with the business today; however, certain facts and assumptions may not be realized and the actual operating results may prove to be different than expected. Although we believe our assumptions are reasonable, we are qualifying all written statements attributed to management's estimates as cautionary and forward looking and accordingly expressly qualify their accuracy pending substantial realization of the underlying estimates, conditions and assumptions.

                            OnLine Power Supply, Inc.

                                      Index





PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Balance Sheets March 31, 2002 and December 31, 2001.......4-5

         Condensed Statements of Operations - Three Months Ended
         March 31, 2002 and March 31, 2001.....................................6

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 2002 and March 31, 2001.....................................7

         Notes to Condensed Financial Statements............................8-12

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................13-16



PART II. OTHER INFORMATION

ITEM 1.  Legal Proceeds.......................................................16

ITEM 2.  Changes in Securities and Use of Proceeds............................16

ITEM 3.  Defaults on Senior Securities........................................16

ITEM 4.  Submission of Matter to a Vote of Shareholders.......................16

ITEM 5.  Other Information....................................................17

ITEM 6.  Exhibits and Reports on Form 8-K.....................................17

         Signatures...........................................................17

                            OnLine Power Supply, Inc.
                            Condensed Balance Sheets



                                              March 31,     December 31,
                                                2002            2001
                                             -----------    ------------
                                             (unaudited)

Assets
Current assets
     Cash and cash equivalents             $    652,439     $  2,338,835
     Certificates of deposit                    150,000          150,000
     Short term investments                   1,012,540        1,012,540
     Accounts receivable, net                   513,155          191,901
     Other receivables                          167,129          159,779
     Inventory                                   77,787          319,856
     Other current assets                       230,120          112,635
                                           ------------     ------------
         Total current assets                 2,803,170        4,285,546


Property, furniture and equipment, net        1,035,959        1,068,412
Acquired technology and patents, net             92,054           87,508
                                           ------------     ------------

              Total assets                 $  3,931,183     $  5,441,466
                                           ============     ============

                            OnLine Power Supply, Inc.
                      Condensed Balance Sheets (Continued)

                                                                       March 31,       December 31,
                                                                         2002             2001
                                                                     ------------      ------------
                                                                      (unaudited)
Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                                $    348,970      $    498,896
     Accrued interest                                                      19,063            19,063
     Capital lease obligations, current maturity                           24,653            33,250
     Executive's severance liability                                         --             100,000
     Notes payable, current maturities                                     18,031            21,374
     Accrued vacation liability                                           100,691           175,189
     Other                                                                154,905           154,361
         Total current liabilities                                        666,313         1,002,133

Long-term liabilities
     Note payable, less current maturity                                     --               1,852
         Total long term liabilities                                         --               1,852
                                                                     ------------      ------------
              Total liabilities                                           666,313         1,003,985

Shareholders' equity

     Preferred stock, $.0001 par value; 1,000,000 shares
         authorized,  2,800 shares issued and outstanding                    --                --

     Common stock; $.0001 par value; 100,000,000 shares
         authorized; 21,243,155 shares issued and outstanding               2,124             2,124
     Stock option notes receivable                                        (74,727)          (74,727)
     Additional paid-in capital                                        29,334,482        29,334,482
     Accumulated deficit                                              (25,997,009)      (24,824,398)
                                                                     ------------      ------------
         Total shareholders' equity                                     3,264,870         4,437,481
                                                                     ------------      ------------
Total liabilities and shareholders' equity                           $  3,931,183      $  5,441,466
                                                                     ============      ============

                            OnLine Power Supply Inc.
                        Condensed Statement of Operations



                                             Three Months      Three Months
                                             Ended March       Ended March
                                               31, 2002          31, 2001
                                             ------------      ------------

Revenue                                      $    494,423      $    202,403
Cost of revenue                                   342,054           214,865
                                             ------------      ------------
Gross profit (loss)                               152,369           (12,462)
                                             ------------      ------------

Operating expenses:
Research and development                          537,051           465,348
Sales and marketing                               336,750           236,032
General and administrative                        463,993           626,503
                                             ------------      ------------
Total operating expenses                        1,337,794         1,327,883
                                             ------------      ------------

     Loss from operations                      (1,185,425)       (1,340,345)

Investment income                                  15,105           146,735
Interest (expense)                                 (2,291)           (7,049)
                                             ------------      ------------

Net loss available to shareholders           $ (1,172,611)     $ (1,200,659)
                                             ------------      ------------

Net loss per common share                    $       (.06)     $       (.06)
                                             ------------      ------------

Weighted average shares outstanding            21,243,155        21,243,155
                                             ------------      ------------

                            OnLine Power Supply, Inc.
                       Condensed Statements of Cash Flows


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2002              2001
                                                                   -----------       -----------
                                                                   (unaudited)       (unaudited)

Cash flows from operating activities
   Net (Loss)                                                      $ (1,172,611)     $(1,200,659)
   Adjustments to reconcile net loss to net cash:
   Depreciation and amortization                                         90,975           67,997
   Changes in certain assets and liabilities:
   Receivables, inventory and other current assets                     (204,021)        (235,310)
   Accounts payable and other current liabilities                      (323,880)          67,844
                                                                   ------------      -----------
     Net cash (used) in operating activities                         (1,609,537)      (1,300,128)
                                                                   ------------      -----------

Cash flows from  investing activities
   Purchases of fixed assets and leasehold improvements                 (47,640)        (483,101)
   Payments to acquire patent                                           (15,427)         (79,510)
   Proceeds from maturing certificate of deposit                           --            500,000
   Maturing commercial paper                                               --          3,159,000
     Net cash provided by (used in) investing activities                (63,067)       3,096,389

Cash flows from financing activities
   Payments on capital leases                                            (8,597)          (7,110)
   Payments on long term debt                                            (5,195)          (6,432)
                                                                   ------------      -----------
Net cash provided by ( used in) financing activities                    (13,792)         (13,542)
                                                                   ------------      -----------

   Net increase (decrease) in cash                                   (1,686,396)       1,782,719

   Cash - beginning of period                                         2,338,835        3,181,728
                                                                   ============      ===========

   Cash - end of period                                            $    652,439      $ 4,964,447
                                                                   ============      ===========




Cash paid for interest during the three months ended March 31, 2002 and March 31, 2001 was $2,291 and $4,376 respectively.

                            OnLine Power Supply, Inc.
                          Notes to Financial Statements


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Cash and Cash Equivalents
-------------------------

Liquid money market investments are considered cash equivalents for purposes of the statement of cash flows; however, some short-term investments in money market funds may not be included as cash equivalents based solely on the terms of the instrument.

Risk Concentrations
-------------------

The company has concentrated its risk by maintaining cash balances in bank and institutional money market accounts in excess of the amount of the FDIC insurance protection. The company has not historically suffered any losses from this risk and the maximum potential loss at March 31, 2002 and December 31, 2001 would be $1,514,979 and $2,403,920 respectively.

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

Inventory
---------

The company contracts with a third party for the turn key manufacture of its products; however, a limited amount of long lead production parts and R & D testing parts are included in the inventory at March 31, 2002 and December 31, 2001.

Property, Depreciation and Maintenance
--------------------------------------

Property and equipment is recorded at acquisition cost and depreciated for book purposes using the straight line depreciation method over the estimated useful lives of the assets (three to ten years). Routine maintenance and repair costs are expensed when incurred. Gains or losses realized on the disposition of these assets are reflected in the income statement.

Amortization of Intangible Assets
---------------------------------

Business goodwill resulting from the acquisition of another company's technology was deemed to be 100 % impaired at December 31, 2001 and written off accordingly. The costs to file and maintain our technology patents in the United States and select foreign countries is being capitalized when incurred and amortized over the life of the resulting patents. Amortization expense for cost of the patent work for the quarter ended March 31, 2002 and 2001 was $10,881 and $22,835 respectively.

Revenue Recognition
-------------------

The company recognizes revenue once product is shipped to the customer. A warranty reserve has been established to provide for any estimated future liability that may be incurred pursuant to the one year manufacturer's replacement guaranty against defects in the product under normal usage.

Research and Development / Manufacturing Support Costs
------------------------------------------------------

All costs to research, design, improve and manufacture prototype power supply units in our laboratory are charged to expense when incurred. The costs to support the initial production process at our contract manufacturer, including travel, non- recurring engineering costs, tooling expenses and pre-production parts kits are also charged to expense when incurred. The expense item varies dramatically based on the stage of the new product testing, product release stages and the pre production process.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities for financial statement purposes. Actual results may vary from management's estimates based on unforeseen events that could not be reasonably predicted at the time of management's estimate or assumption.

Recently Issued Accounting Pronouncement
----------------------------------------

The company adopted FASB issued SFAS No. 142 "Goodwill and other Intangible Assets" effective at January 1, 2002. Goodwill will no longer be amortized for financial statement purposes; periodically, impairment tests of the remaining value of goodwill may result in write-downs when comparing the remaining cost versus fair value of the asset on the books and records. The company currently has no goodwill recorded on the balance sheet.

Annual Versus Interim Statements
--------------------------------

The interim financial statements are presented in accordance with the requirements of SEC Form 10-QSB and therefore may not include all of the disclosures made in the SEC Form 10-KSB annual report filing. These financial statements should be read in conjunction with Management's Discussion included in the SEC Form 10-QSB and the footnotes to the audited financial statements included in the 2001 SEC Form 10-KSB.

NOTE 2 - OFFICER'S RETIREMENT LIABILITY
---------------------------------------

Effective March 1, 2000, the CEO retired from the Company and received cash benefits provided by an employment agreement for a period of 18 months following retirement. The liability was satisfied August 31, 2001 and the liability for these benefits at March 31, 2002 and 2001 was $-0- and $67,500 respectively. Subsequent events and information discovered from an internal investigation have led to the conclusion that these cash benefits may be recoverable from the ex-employee through litigation because of an alleged breach of duties and responsibility while he was an officer of the company during the period 1996 to 2000. An estimate of the amount or timing of a potential recovery for the company can not be reasonably determined at this time. See Note 6.

NOTE 3 - SHAREHOLDERS' EQUITY
-----------------------------

Qualified Stock Option Plan
---------------------------

The shareholders approved a Qualified Incentive Stock Option Plan on December 7, 1999. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best-qualified new employees by offering ownership as a means of reward and retention. A total of 3,500,000 common shares have been set-aside in this plan to provide for stock options to participants. Outstanding options awarded from the plan at March 31, 2002 and December 31, 2001 were 362,324 shares. None of the vested options have been exercised as of March 31, 2002.

Directors Non-Qualified Stock Option Plan
-----------------------------------------

The Board of Directors adopted a Directors Non-Qualified Stock Option Plan in August 2000 to provide for stock options to members serving on the Board. The plan will be used to attract the most qualified candidates by issuing them stock options in exchange for their service on the Board.

Stock Option Notes Receivable
-----------------------------

The company's ISOP Plan administrators allow (beginning October, 2000) employee ISOP plan participants to borrow funds from the company to option their common stock. The advances are evidenced by recourse notes from the employee to the company and will be repaid from the proceeds of the sale of the optioned shares by the employee. The outstanding stock option exercise notes payable to the Company at March 31, 2002 and December 31, 2001 is $74,727. Interest accrued on these notes is included in Other Receivables on the balance sheet.

NOTE 4 - INCOME TAXES
---------------------

A reconciliation of the US statutory federal income tax rate to the effective rate follows:


                                                      March 31,     March 31,
                                                       2002          2001
                                                      ---------     ---------

U.S. statutory federal rate                            34.00%        34.00%
State income tax rate, net of federal benefit           3.00%         3.00%
Provision for bad debts                                   --          --
Net operating loss for which no tax benefit
  is currently available                              (37.00%)      (37.00%)
                                                      -------       -------

                                                         -- %         --  %
                                                      =======       =======

Deferred taxes consisted of:

                                                          Mar. 31, 2002        Mar. 31, 2001
                                                          -------------        -------------
Deferred tax asset as a result of a net operating
   tax loss carry-forward (beginning 1996)                $   5,492,000        $   2,992,000
Valuation allowance                                          (5,492,000)          (2,992,000)
                                                          -------------        -------------

Net deferred taxes                                        $     --             $     --
                                                          =============        =============

The valuation allowance offsets the deferred tax assets for which there is no assurance of recovery. The net operating losses prior to 1996 have been lost due to the change of business and change of ownership. The losses since 1996 may be limited because of the degree of change of ownership during 2000. The available NOL is based on the estimated time during the year that the greater than 50 % ownership change occurred, thereby, resulting in the loss becoming partially limited in its future use.

NOTE 5 - CONTINGENCIES AND COMMITMENTS
--------------------------------------

Office and Laboratory Space
---------------------------

The Company has leased their office-laboratory space in the Highland Park complex in Englewood, Colorado through February 28, 2006. Future rental payments payable under the lease total $390,523 and is payable $99,708 annually (or $8,309 per month for the 47 remaining months) until February, 2006.

Performance Options
-------------------

As part of their executive employment agreements, two officers (including the retired CEO) were eligible to receive options to purchase 500,000 shares each (one million in total) of the Company's common stock upon the company achieving certain performance goals. As of December 31, 2001, none of the performance goals had been met and all of the options expired.

Manufacturing Agreement
-----------------------

The Company has entered into an arrangement with Saturn Electronics and Engineering Inc. for the turn-key manufacture of the initial power conversion units developed by the Company. Saturn may, if requested, assist us to finance certain costs normally associated with the production ramp up process and subsequently be reimbursed out of the proceeds of payments for the orders by establishing special purposes disbursement trusts for executing the arrangement. Subject to certain terms and conditions, Saturn has the exclusive right to manufacture all of the products developed by OnLine through the end of their first product development program.

NOTE 6- LITIGATION
------------------

The Company has been notified that the "Max Music" case and court decision, decided in favor of the company in 1999 and appealed by the plaintiff, was upheld by the federal judge and resulted in no further financial impact to the company.

An extensive legal investigation has been conducted by the company into the possible breach of duties and responsibilities by the ex-CEO, Mr. Larry Arnold and will result in the company filing a lawsuit for recovery of unspecified monies and assets properly owed back to the company. The results of any litigation action and recovery of monetary damages cannot be reasonably determined at this time.

The SEC has been conducting a formal inquiry into possible federal securities laws violations by the company and two of its senior officers, including the ex-CEO Mr. Larry Arnold. We have been notified by the SEC staff that, as a result of their inquiry, they may recommend formal civil proceedings be initiated against the company and two senior officers ( one current and one former) alleging that the antifraud prohibitions of federal securities laws were violated. The ultimate outcome of the SEC's investigation cannot be currently determined with any degree of certainty; any future results when known will be immediately reported as other events on form 8-K with the SEC.

NOTE 7 - CONTINUED OPERATIONS
-----------------------------

The accompanying financial statements have been prepared based on the going concern accounting concept, whereby the realization of assets and satisfaction of liabilities occurs in the normal course of business. The continuing operating losses of the company will impair working capital beginning in June 2002 and the company will seek new equity or debt funding to sustain operations. Revenues and profits from the forecasted sales of product will likely not be adequate to sustain the company at its present spending levels. Discussions are currently underway with funding sources that management believes could provide adequate new cash resources in a timely manner. There can be no assurance that the required operating cash will be available to the company until a definitive agreement is executed between the company and potential investors and funding is consummated.

NOTE 8 - DEVELOPMENTAL TECHNOLOGY RISKS AND REVENUE GENERATION
--------------------------------------------------------------

The company is focused on bringing its new, proprietary technology (the PFC unit and now the 48 volt 1000 watt power supply currently in the UL certification process) to market that will compete more favorably against existing technology for certain targeted applications and customers. The company is relying on a few large original equipment manufacturer (OEM) customers for prospective sales during 2002 and has established a significant sales marketing budget to facilitate the introduction of the technology to these potential users. The technology introduction process is complex and lengthy; however, initial orders may result once customers evaluate and approve the prototype 48 volt units delivered to them in the first quarter 2002. We have existing purchase orders for the PFC from our initial customer and a forecast from them of deliveries of units during the next twelve months. We do not have any purchase orders yet for the 48 volt 1000 watt power supply pending final UL safety certification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the reviewed quarterly financial statements filed with this report. Except for the historical information contained herein, this report may contain forward looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and timing of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's annual SEC Form 10-K.

GENERAL DISCUSSION OF THE BUSINESS STRATEGY

OnLine Power Supply Inc. has been focusing since 1997 on the discovery of new technology for AC-DC power conversion methods and has released its initial patented product, the power factor corrected module ("PFC"), to manufacturing in March 2001. The next product, a 48 volt 1000 watt power supply, is in the UL certification process and is due to be released to the market and pre-production in May 2002. Over 14,000 PFC's have been sold to date and prospective customers are expressing interest in ordering the 48 volt product once it is made available in 2002. All of the intellectual property is patent protected (or patent pending) in the United States and the process has commenced to protect our intellectual property with foreign patents in select other countries. The Company's objective is to become the leader in innovation for the power supply industry and to revolutionize the way power supplies are perceived as a component of an overall system. The ultimate goal is to have our power supply viewed as a strategic component of the next generation of power driven products that allows engineers a competitive design advantage when producing their final products and applying our patented methods for achieving power and power conversion solutions to their present design constraints.

While the laboratory staff concentrates on finalizing the initial prototype 48 volt power supply for testing and certification, the sales and marketing staff is introducing the product to the targeted prospective users. An advertising and public relations campaign has been designed to heighten the awareness of our products and our company. A new and much larger laboratory and office space was occupied in February 2001; the business unit continues to mature and grow to meet the demands of being a public reporting company.

Plans call for us to develop additional derivative products utilizing the existing technology platform to meet the industry needs for higher wattages and lower voltage applications for inclusion in the next generations of systems now being contemplated.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2002
COMPARED TO QUARTER ENDED MARCH 31, 2001.

Revenues from the sales of the PFC product increased 144 % in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The initial promotional sales pricing in 2001 and the costs of pre-production produced a gross loss of $12,462 in the comparative quarter last year; however, the sales in this current quarter produced a gross profit of $152,369 on revenues of $494,423. Revenues for the quarter ended March 31, 2002 do not include any revenues from the sales of the newest product, the 48 volt 1000 watt power supply. Sales for 2001 and the first quarter 2002 and substantially less than previously forecasted mainly due to the unfavorable global economic conditions that have recently showed signs of improving. Our major customer for the PFC product cancelled and pushed out previously scheduled deliveries for the PFC beginning mid-summer 2001 and is slowly returning to previously anticipated higher levels of orders for the PFC. The current backlog of business orders at may 15, 2002 from this customer for the PFC unit to be shipped in the second quarter totals $928,000. Sales of the newest product, the 48 volt 1000 watt power supply, could occur as early as next quarter providing the UL certification process is finished as planned during 2002.

The Company continues to add engineering, technical and management personnel during 2001 and 2002 to complete the process of expanding the company's product development capabilities. The research and development program for 2002 calls for new power supply products to be added that will operate at higher wattages and lower voltages to meet the market demands tending in those directions. The patented power conversion process will be more fully utilized in the development of a wide range of new products, all with similar, advanced operating characteristics required by our potential customers. The cost of research and development also includes the pre-certification, pre-production start up costs during those months when a new product is being readied for release to manufacturing and to the market. The first quarter 2001 included costs to begin the manufacturing and release of the PFC and the first quarter 2002 included the costs to begin the manufacturing and release of the 48 volt 1000 watt product. The expanded development program resulted in a 15 % increase in the R & D costs quarter over quarter from $465,348 to $537,051.

Sales and marketing costs for the quarter ended March 31, 2002 versus March 31, 2001 were $336,750 and $236,032 respectively, an increase of 42 % year over year. The department includes two in-house sales directors, a sales associates, an administrative person, a marketing director, a field representative, and one part time support person. The increases in personnel from 2001 to 2002 were a sales associate, the marketing director, the field representative and the part time support person. All other costs of sales and marketing for 2001 and 2002 included: print advertising, web site development and maintenance, travel, trade show expense and distributor training and support. The focus of the selling effort is to reach our targeted customers and industry leaders through the use of the web site and trade magazine advertising supplemented with visits to customers' businesses by our sales directors.

Selling, general and administrative expenses in 2002 and 2001 were $463,993 and $626,503 respectively, a quarterly decrease of 26 % year over year. The administrative infrastructure and associated cost structure have been established at the present levels for over a year. The overhead costs decreased this current quarter due to the vacancy of some senior level positions and the absence of the salaries and benefits normally associated with those positions.

Investment (interest) income decreased $131,630 per quarter from 2001 to 2002 due to the decrease of investable funds year over year. The company continues to use short term invested cash at an average monthly rate of $500,000 to sustain the research and development effort and the ongoing operating loss position of the company.

FINANCIAL CONDITION

The company has been operating on invested equity capital for the past several years in advance of the revenue generation provided by marketing and selling the new products being developed in our laboratory. The first quarter 2002 resulted in limited revenues and ongoing operating losses from the sales of the PFC product and consumed $1,686,396 in cash resources.

The company has current liquid assets of $2,803,170 at March 31, 2002 to pay current liabilities of $666,313, which is a ratio of 4.2 to 1 as an indication of our ability to pay our payables on time. However, by mid-Summer 2002, the company will be needing additional funding and; therefore, expects to have additional cash resources to sustain the R & D and selling operations at the present levels until sufficient breakeven revenues can be realized from anticipated sales of the 48 volt 1000 watt products later this year.

Shareholder' equity at March 31, 2002 is $3,264,870 a decrease from the year end equity amount of $1,172,611 mainly due to the operating losses for the quarter and other asset acquisitions. Further decreases in shareholders' equity are expected during second quarter 2002 until the time the anticipated (equity) cash infusion is actually received by the company.

The company has limited opportunities to arrange debt financing such as secured or unsecured lines of credit, but may be successful in arranging equipment lease financing for capital equipment necessary for the start of production for the new product line next quarter.

LIQUIDITY AND CAPITAL RESOURCES

The company has successfully financed its product research and development effort by selling stock to investors from time to time. The company historically has not had to rely on debt or net sales revenues to pay the cost of its operations. It was anticipated that sales of the new products would be sufficient to sustain the development efforts of the company in 2001 and 2002; however, the impact of the overall global recession and the telecomm and dot.com business crashes impacted all of our potential customers and caused much lower sales revenues and operating profits for OPS than earlier planned. The projected cash burn rate for executing the present business plan includes working capital to fund the ramp up costs for planned new products. The start of production for the 48 volt power supply is scheduled for June 2002 and some costs of pre-production will need to be paid in advance. Sales forecasts for the PFC product and the "next to be released" 48 volt 1000 watt product may not produce net revenues sufficient to pay the cost of operations in the last half of 2002 without additional funding.

Therefore, the company plans to obtain additional operating capital in the second quarter 2002 and is conducting negotiations with a potential funding source. Management believes that the required new working capital will be received timely; however, no assurances of obtaining the new capital is possible until a definitive agreement is executed by the parties. In the event that new working capital is not received next quarter (by June 30, 2002), the company will need to significantly scale back operations to allow for the remaining cash to be used to complete the 48 volt product and get it in the hands of the initial customers.

INCOME TAXES

The Company has approximately $10,000,000 of operating tax loss carry forwards that expire each year through 2020 if not offset against taxable profits. Some portion of these losses will be available in the future to offset the current payment of the taxes normally due on the profits of the Company. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the NOL carry forwards available to be used in any given year, if certain events occur, including major changes in ownership or changes in businesses.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On May 10, 2002, the company filed a motion for preliminary and permanent injunctions in United States District Court for the District of Colorado, case number 02-D-0904(CBS), against James F. Glaza, Jeanette Glaza, Falcon Financial Services Inc., Thomas Glaza and John Does 1-10. The complaint alleges that the defendants have solicited and are soliciting proxies in violation of section 14 of the Securities Act of 1934 and the proxy rules of the Securities and Exchange Commission.

The actions of the defendants, including actions of John Does 1-10 (which actions of John Does 1-10 are alleged to have been conducted on the internet without identification of the true identities of such defendants who are acting as a group with the named defendants) are in relation to a preliminary proxy statement filed with the Securities and Exchange Commission by the defendants James F. Glaza and Jeanette Glaza. The company's motion for preliminary injunction alleges that the preliminary proxy statement is materially false and misleading for the following reasons: a) failure to identify all participants in the proxy solicitation, b) failure to disclose the adverse regulatory history of James and Jeanette Glaza, c) failure to disclose the 1999 suspension of the "certified financial planner" designation for James and Jeanette Glaza and d) failure to disclose a ruling by the Ohio Division of Securities denying James F. Glaza a license as a stock broker in that state because he was determined to be not of good business repute.

In addition, the company's motion for injunctive relief alleges that the preliminary proxy statement is false and misleading for failure to disclose the amount and purchase prices paid for cheap stock of the company by James F. and Jeanette Glaza during the same periods of time that they were selling the stock of the company to customers of Falcon Financial at substantially higher prices and failure to disclose the amount of selling commissions received by them in relation to stock offerings conducted by the company from 1997 to mid-2000.

The company's motion seeks a number of remedies, including an order of the court enjoining the defendants from solicitation of proxies in violation of federal securities laws. A hearing has been set by the court for June 25, 2002.



ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       ONLINE POWER SUPPLY INC.
                                               (Company)



Date:  May 14, 2002                    By:  /s/   Kris Budinger
                                           -------------------------------------
                                              KRIS BUDINGER,
                                              CEO and President



Date:  May 14, 2002                    By:     /s/   Richard L.  Millspaugh
                                           -------------------------------------
                                              RICHARD L. MILLSPAUGH,
                                              Chief Financial Officer