Form 10KSB/A
period 2001-12-31
ONLINE POWER SUPPLY INC
filed 2002-07-01
CIK 1101152

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                AMENDMENT NO. 1

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

     The SEC has requested copies of documents from the company and interviewed current employees of the company in relation to certain stock transactions: a) between the company and Larry G. Arnold, b) between the company and James F. Glaza and/or Falcon Financial Services, Inc. c) between the company and other stock brokers associated with Falcon, d) between Larry G. Arnold and Mr. Glaza and Falcon and others; e) between the company and numerous investors in private placements by the company to investors, where Falcon, James Glaza and other brokers affiliated with Falcon were the selling agents. These are all the documents we were requested to produce by the SEC (approximately 25,000 pages of documents). Falcon Financial Services, James Glaza and other brokers affiliated with Falcon Financial were the selling agents for OnLine stock sales from 1996 to 2000. OPS and its employees have cooperated fully with investigators and has conducted its own internal investigation into the alleged facts and circumstances to independently determine the merits of the allegations.

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

                                                (Registrant)

Date:    June 28, 2002.               By:      /s/  Glenn M. Grunewald
                                             -----------------------------------
                                                Glenn M. Grunewald, CEO

Date:    June 28, 2002.               By:      /s/  Richard L. Millspaugh
                                             -----------------------------------
                                                Richard L. Millspaugh, CFO

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Directors thereunto duly authorized.


Date:    June __, 2002.               By:
                                             -----------------------------------
                                                Thomas L. Glaza


Date:    June 28, 2002.               By:      /s/  Ronald W. Mathewson
                                             -----------------------------------
                                                Ronald W. Mathewson


Date:    June 28, 2002                By:      /s/  Gary R. Fairhead
                                             -----------------------------------
                                                Gary R. Fairhead