Form 10KSB/A
period 2001-12-31
ONLINE POWER SUPPLY INC
filed 2002-07-17
CIK 1101152

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                AMENDMENT NO. 2

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

     GARY R. FAIRHEAD, 50, was appointed a Director of OnLine on August 11, 2000 to fill the vacancy created when the Board of Directors amended the bylaws to increase the number of directors from three to four. Mr. Fairhead is not an employee of OnLine, is an independent Director, and is a member of the audit committee and the compensation committee.

     Since February of 1990, Mr. Fairhead has been the President, Chief Executive Officer and a Director of SigmaTron International, Inc., a Delaware corporation listed on the Nasdaq Small Cap Market (symbol "SGMA"). SigmaTron, based in Elk Grove, Illinois, is an independent provider of electronic manufacturing services, including printed circuit board assemblies and completely assembled (boxbuild) electronic products. Mr. Fairhead also is a director (since 1994) of SMT Unlimited, Inc., the general partner of SMT Unlimited L.P. SigmaTron owns 42.5% of SMT Unlimited L.P., a private Illinois limited partnership.

     Until his resignation on February 28, 2001, Mr. Fairhead was a director of Circuit Systems, Inc., a circuit board manufacturer based in Elk Grove Village, Illinois. On September 6, 2000, Circuit Systems filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code and operated as a "debtor in possession" of the business. In March 2001, Circuit Systems announced that its proposed plan of reorganization would not be implemented, and that it would wind-down its operations and liquidate its assets.

     Mr. Fairhead received his Bachelor of Science degree in 1974 from Purdue University, and his Master of Science, Industrial Administration in 1978 from the Krannert School of Business, Purdue University. Since 1995, Mr. Fairhead has been a trustee of the Lattof Branch of the YMCA. In addition, since 1995 he has been a trustee for the Health & Welfare Trust Fund of Production Workers Union #10, AFL-CIO.

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

(D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     During the past five years, no Director (except as disclosed for Mr. Fairhead as to the bankruptcy filing of a company of which he was a director), person nominated to become a Director, or executive officer of our company:

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

                                                (Registrant)

Date:    July 17, 2002.               By:      /s/  Glenn M. Grunewald
                                             -----------------------------------
                                                Glenn M. Grunewald, CEO

Date:    July 17, 2002.               By:      /s/  Richard L. Millspaugh
                                             -----------------------------------
                                                Richard L. Millspaugh, CFO

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Directors thereunto duly authorized.


Date:    July __, 2002.               By:
                                             -----------------------------------
                                                Thomas L. Glaza


Date:    July 17, 2002.               By:      /s/  Ronald W. Mathewson
                                             -----------------------------------
                                                Ronald W. Mathewson


Date:    July 17, 2002.                By:      /s/  Gary R. Fairhead
                                             -----------------------------------
                                                Gary R. Fairhead