Form 10QSB
period 2002-06-30
ONLINE POWER SUPPLY INC
filed 2002-08-14
CIK 1101152

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended June 30, 2002
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

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

                 Class                         Outstanding at August 12, 2002
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

                            OnLine Power Supply, Inc.

                                      Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Balance Sheets June 30, 2002 and December 31, 2001.......4-5

          Condensed Statements of Operations -
          Three and Six Months Ended
          June 30, 2002 and June 30, 2001......................................6

          Condensed Statements of Cash Flows - Six Months Ended
          June 30, 2002 and June 30, 2001......................................7

          Notes to Condensed Financial Statements...........................8-10

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................11-13


PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities ..............................................14

ITEM 3.   Defaults Upon Senior Securities.....................................14

ITEM 4.   Submission of Matter to a Vote of Shareholders......................14

ITEM 5.   Other Events........................................................14

ITEM 6.   Exhibits and Reports on Form 8-K....................................14

          Signatures..........................................................15

                            OnLine Power Supply, Inc.
                            Condensed Balance Sheets




                                                               June 30,      December 31,
                                                                 2002            2001
                                                             -----------     ------------
                                                             (unaudited)

Assets

Current assets
     Cash and cash equivalents                               $   44,547     $2,338,835
     Certificates of deposit                                     76,000        150,000
     Short term investments                                     696,883      1,012,540
     Accounts receivable                                        214,752        191,901
     Other receivables                                          150,821        159,779
     Inventory                                                   61,616        319,856
     Other current assets                                       279,846        112,635
                                                             ----------     ----------

         Total current assets                                 1,524,465      4,285,546

Property and equipment, net                                     930,672      1,068,412
Acquired technology and patents, net                            109,129         87,508
                                                             ----------     ----------

         Total assets                                        $2,564,266     $5,441,466
                                                             ==========     ==========

                            OnLine Power Supply, Inc.
                      Condensed Balance Sheets (Continued)


                                                               June 30,        December 31,
                                                                 2002              2001
                                                             ------------      ------------
                                                             (unaudited)
Liabilities and shareholders' equity

Current liabilities
     Accounts payable and accrued liabilities                $    472,742      $    498,896
     Current portion of long-term debt                               --              21,374
     Current portion of capital lease obligation                   16,067            33,250
     Accrued interest payable                                      19,063            19,063
     Accrued vacation payable                                        --             175,189
     Other accrued liabilities                                    447,829           154,361
     Retirement benefit liability, current portion                200,000              --
     Executive's severance liability                                 --             100,000
                                                             ------------      ------------
         Total current liabilities                              1,155,701         1,002,133
                                                             ------------      ------------

Long-term liabilities
     Long-term debt, less current portion                            --               1,852
     Retirement benefit liability                                 100,006              --
                                                             ------------      ------------

              Total liabilities                                 1,255,707         1,003,985
                                                             ------------      ------------

Shareholders' equity
     Preferred stock, $.0001 par value; 1,000,000 shares
         authorized 2,800 shares issued and outstanding              --                --
     Common stock; $.0001 par value; 100,000,000
          shares authorized; 21,243,155 shares issued
         and outstanding                                            2,124             2,124
     Stock option notes receivable                                (91,027)          (74,727)
     Additional paid-in capital                                29,334,482        29,334,482
     Accumulated (deficit)                                    (27,937,020)      (24,824,398)
                                                             ------------      ------------
         Total shareholders' equity                             1,308,559         4,437,481
                                                             ------------      ------------
Total liabilities and shareholders' equity                   $  2,564,266      $  5,441,466
                                                             ============      ============

                            OnLine Power Supply, Inc.
                  Unaudited Condensed Statements of Operations


                                 Three Months       Six Months       Three Months        Six Months
                                    Ended             Ended             Ended              Ended
                                 June 30, 2002     June 30, 2002     June 30, 2001     June 30, 2001
                                 -------------     -------------     -------------     -------------

Revenue                          $    279,745      $    774,168      $    746,837      $    949,240
Cost of Revenue                       175,558           517,612           861,919         1,076,784
                                 ------------      ------------      ------------      ------------
Gross profit (loss)                   104,187           256,556          (115,082)         (127,544)
                                 ------------      ------------      ------------      ------------

Operating expenses:
Research and development              635,561         1,172,612           544,538         1,009,886
Sales and marketing                   491,025           827,775           311,081           547,113
General and administrative            928,726         1,392,720           607,307         1,233,810
                                 ------------      ------------      ------------      ------------
Total operating expenses            2,055,312         3,393,107         1,462,926         2,790,809
                                 ------------      ------------      ------------      ------------

(Loss) from operations             (1,951,125)       (3,136,551)       (1,578,008)       (2,918,353)


Interest & Investment Income           13,509            28,615            70,033           216,768
Interest (expense)                     (2,395)           (4,686)           (6,211)          (13,260)
                                 ------------      ------------      ------------      ------------
Net (loss)                       $ (1,940,011)     $ (3,112,622)     $ (1,514,186)     $ (2,714,845)
                                 ------------      ------------      ------------      ------------

Net loss per common share        $       (.09)     $       (.15)     $       (.07)     $       (.13)
                                 ============      ============      ============      ============


Weighted average shares
     outstanding                   21,243,155        21,243,155        21,243,155        21,243,155
                                 ============      ============      ============      ============

                            OnLine Power Supply, Inc.
                  Unaudited Condensed Statements of Cash Flows

                                                                          For the Six Months Ended June 30,
                                                                         -----------------------------------
                                                                             2002                  2001
                                                                         -----------            -----------

Cash flows from operating activities
     Net (Loss)                                                          $(3,112,622)           $(2,714,845)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                       184,572                157,788
         Stock Based compensation                                               --                   65,153
     Changes in certain assets and liabilities
         Receivables, inventory and other current assets                      77,136               (369,100)
         Accounts payable and other current liabilities                      290,279                253,134
                                                                         -----------            -----------
              Net cash used in operating activities                       (2,560,635)            (2,607,870)
                                                                         -----------            -----------

Cash flows from investing activities
     Payment of leasehold improvements                                          --                 (102,903)
     Purchases of equipment                                                  (24,019)              (703,316)
     Payments to acquire patent                                              (44,434)               (15,536)
     Sale of certificates of deposit                                          74,000                500,000
     Sale investments                                                        315,657              5,067,156
                                                                         -----------            -----------
              Net cash provided by investing activities                      321,204              4,745,401
                                                                         -----------            -----------

Cash flows from financing activities
     Note issued                                                             (16,300)                  --
     Payments on capital leases                                              (17,183)               (15,051)
     Repayment of long term debt                                             (21,374)                (9,735)
                                                                         -----------            -----------
              Net cash used in financing activities                          (54,857)               (24,786)
                                                                         -----------            -----------

Net (decrease) increase in cash                                           (2,294,288)             2,112,745
                                                                         -----------            -----------

Cash and cash equivalents- beginning of period                             2,338,835              3,181,728
                                                                         -----------            -----------

Cash and cash equivalents- end of period                                 $    44,547            $ 5,294,473
                                                                         ===========            ===========

Supplemental disclosure of cash flow information:

Cash paid for interest during the six months ended June 30, 2001 and June 30, 2000 was $4,686 and $13,260, respectively.

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

Annual Versus Interim Statements
--------------------------------

The interim financial statements are presented in accordance with the requirements of SEC Form 10-QSB and therefore may not include all of the disclosures made in the SEC Form 10-KSB annual report filing. These financial statements should be read in conjunction with Management's Discussion included in the SEC Form 10-QSB and the audited financial statements and notes included in the 2001 SEC Form 10-KSB.

NOTE 2 - SHAREHOLDERS' EQUITY
-----------------------------

Qualified Stock Option Plan
---------------------------

The shareholders approved a Qualified Incentive Stock Option Plan on December 7, 1999. The purpose for the plan is to have the ability to offer stock incentives to key employees as a reward for past performance and to attract the best-qualified new employees by offering ownership as a means of reward and retention. A total of 3,500,000 common shares have been set aside in this plan to provide for stock options to participants. During this quarter, 15,000 qualified stock options were granted to an employee as a reward for past performance.

Non Qualified Options:
---------------------

During this quarter, 600,000 non-qualified stock options were granted to the new executive officer (installed June 3, 2002) as provided in his employment agreement; 120,000 options vest immediately upon grant and the remainder vest over the five year term of his contract agreement.

Stock Option Plan for Non-Executive Directors
---------------------------------------------

The Board of Directors adopted a Directors' Non-Qualified Stock Option Plan in August 2000 to provide for stock options to non-executive members serving on the Board. The plan will be used to attract and retain the most qualified candidates by issuing them stock options in exchange for their service on the Board. 300,000 shares of common stock are reserved for issuance on exercise of options; options on 73,000 shares have been issued to the three non-executive directors to date.

NOTE 3-STOCK OPTION NOTES RECEIVABLE
------------------------------------

The Company's Incentive Stock Option Plan (ISOP) administrators allow (beginning October 2000) employee ISOP participants to borrow funds from the Company to option their common stock. The advances are evidenced by recourse notes from the employee to the Company bearing interest at 8% per annum. The outstanding stock option exercise notes payable to the Company at December 31, 2001 and June 30, 2002 is $74,727 and $91,027,
respectively. Notes were created to indicate payment due for stock issued under discontinued cashless exercise feature of options exercised by employees in 2001.


NOTE 4 - INCOME TAXES
---------------------

A reconciliation of the US statutory federal income tax rate to the effective rate follows:

                                                                 June30,     June 30,
                                                                 -------     --------
                                                                  2002        2001

U.S. statutory federal rate                                      34.00%      34.00%
State income tax rate, net of federal benefit                     3.00%       3.00%
Provision for bad debts                                            --          --
Net operating loss for which no tax benefit
     is currently available                                     (37.00%)    (37.00%)
                                                                --------    --------
                                                                   -- %        -- %
                                                                ========    ========

Deferred taxes consisted of:

                                                          June 30, 2002    June 30, 2001
                                                          -------------    -------------
Deferred tax asset as a result of a net operating
     tax loss carry-forward (beginning 1996)              $   4,494,000    $   2,992,000
Valuation allowance                                          (4,494,000)      (2,992,000)
                                                          -------------    -------------
Net deferred taxes                                        $      --        $      --
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

NOTE 5 - CONTINGENCIES AND COMMITMENTS
--------------------------------------

Office and Laboratory Space
---------------------------

The Company has leased office-laboratory space in the Highland Park complex in Englewood, Colorado through February 28, 2006. Future minimum rental payments payable under the office lease are $357,287 at $8,309 per month until February, 2006.

Manufacturing
-------------

The Company has entered into a written arrangement with Saturn Electronics and Engineering Inc. for the turnkey manufacture of products. Saturn commits to certain pre-production costs and purchase order liabilities for long lead components, sometimes in advance of an order from OnLine. Based on certain future events occurring, Saturn has been given a non-exclusive license to manufacture our products to complete unfilled customer's orders.

NOTE 6- LITIGATION
------------------

The Company has prevailed on appeal in a claim against it known as Max Music (claiming $390,000). It was litigated with the Magistrate's ruling given in favor of the Company in 1999. The ruling has been sustained on appeal.

NOTE 7 - DEVELOPMENTAL TECHNOLOGY RISKS AND REVENUE GENERATION
--------------------------------------------------------------

The Company is bringing new, proprietary technology to market that will compete favorably against existing technology for certain targeted applications and customers. The Company is focusing on original equipment manufacturer (OEM) customers for prospective sales and the technology introduction process is complex and lengthy. It typically takes from 12 to 52 weeks until purchase orders are received from this type of sale and this type of customer. The normal lead time for manufacturing to begin from the point of initial purchase order can be 12-16 weeks to allow for parts procurement lead times.

NOTE 8 - CONCENTRATIONS
-----------------------

Current revenue generation is provided from sales of our PFC product; however, 98% of the business is with one large customer (Ericsson Wireless Communications, Inc.) that has pulled back and pushed out orders in the recent past due to their customers changing order deliveries accordingly. When significant scheduling changes occur with this customer, OnLine's revenues are affected, sometimes adversely. The Company is relying on continuing PFC sales at existing levels to sustain operations and cash flows for the remainder of 2002 until 48 volt revenues are realized in 2003 (48 volt sales may develop late in 2002).

NOTE 9 - GOING CONCERN ISSUES
-----------------------------

Revenues from sales of the PFC product are not presently adequate to sustain the Company's overhead for the next twelve months at existing levels; therefore, our December 31, 2001 financial statement opinion includes a going concern qualification from our outside accountants. Management believes that its current short term plan for operations, including the addition of debt and sales of private equity capital, will be adequate tools to maneuver through our current financial liquidity issues from now until year end. A new bank borrowing facility, new private equity capital, continuing PFC sales, limited 48 volt sales in fourth quarter 2002 and aggressive downsizing of overhead and operations will achieve the objective of matching expenses with revenue levels in the next twelve months.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

Approval was received from Silicon Valley Bank on August 8, 2002 for OnLine to borrow up to $1,200,000 utilizing accounts receivables as a borrowing base. Documentation is being reviewed and should be executed for potential borrowing transactions as early as August 25, 2002. Collateral for this facility is all tangible and intangible assets of the Company, including intellectual property, and the term of the agreement is one year. OnLine expects to use these funds to support working capital from time to time and be better able to manage cash flows in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the reviewed quarterly financial statements filed with this report. Except for the historical information contained herein, this report may contain forward looking statements that involve unique risks and uncertainties for the Company, including manufacturing risks associated with the implementation of new process technology, achieving commercial-scale manufacturing levels, obtaining consistent product yields and quality, the uncertainty of market acceptance of new technology, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's annual 10-K report.

GENERAL BUSINESS STRATEGY

The Company successfully released the power factor corrected front end module ("PFC") product late in 2000 to signify the end of the developmental phase and the beginning of the operational phase of the Company following three years of discovery, research and product development efforts resulting in the filing in 1999 of patents for our intellectual DPM technology property.

To date, the company has sold over 14,000 PFC's which has served to validate the product performance in the field and has released the 48 volt, 1000 watt AC/DC power supply to the market in 2002. Pre-production is substantially complete in advance of starting full production of the 48 volt unit; evaluation units have been delivered to a select number of prospective customers and a limited number of initial orders for product have been received.

The goal and strategy for the company in 2002 is to continue to penetrate the niche markets with total-solution selling to those users that will benefit most from the advanced operating characteristics and improved performance provided by the core technology and process methodology embodied in our power devices. Smaller, cooler and lighter are features of our power supply that can be used by our prospective customer's design engineers when designing their new products to gain an advantage in their markets.

The continuing product development in the laboratory will focus on releasing our second generation 48 volt 1000 watt AC/DC power supply to provide further enhancements required by our prospective data storage and computer server customers.

OnLine Power Supply Inc.'s mission is to become one of the leaders in our industry in producing the newest generations of 48-volt power supplies. We want to provide customers of our power supplies with much needed advancements in size, weight, efficiency and reliability. Additionally, we want to take the leadership position in enhancing the role of power components in both traditional and non-traditional applications.

RESULTS OF OPERATIONS-SECOND QUARTER VS. FIRST QUARTER, 2002

Revenues
--------

Revenues from the sales of PFC's during the second quarter were $279,745 down from the first quarter revenues of $494,423 mainly due to stoppage of manufacturing in Monterrey, Mexico in May and June. A problem caused by the failure of a key component led to manufacturing and quality issues that caused us to temporarily halt production to identify and remedy the issues before continuing production. Our planned scheduling of PFC production would have produced approximately $1,000,000 in delivered units in the month of June, 2002. The affected shipments have been delayed, but not lost, and our current manufacturing process has returned to full operating status. We will deliver approximately 10,000 new PFC units by the end of September, 2002 creating $2,000,000 in revenues. Our backlog of released PFC orders has been steadily climbing and is now $2,000,000; the next twelve month forecast from our largest customer (Ericsson Wireless Communications, Inc.) shows 35,000 units to be shipped and will be finalized with rolling 90 day purchase orders to drive the scheduling of deliveries. However, note that the forecast is not an order, and may not ripen into such (see below).

Since the fourth quarter of 2000, significant sectors of the U.S. and global economies have experienced continued sharp slowdowns in sales and growth. Recent published predictions from creditable sources are stating that we should expect continued slow economic times and a noticeable recovery may not be seen until well into 2003. The resulting impact on our customers and markets seems to be lessening, but may still cause unexpected pullbacks in shipments thereby negatively impacting OnLine, which now is relying solely on one large customer (Ericsson Wireless Communications, Inc.) PFC sales in 2002. We have experienced pullbacks (and increases) in orders from time to time in 2001 from this customer.

Administrative Costs and Expenses
---------------------------------

The quarter vs. quarter cost structure for general and administrative expenses has not changed appreciably except for the one time costs associated with the CEO's separation from the company in June 2002 totaling $286,219 and the recruiting expenses for locating a new CEO of $90,000 in the current quarter. The costs of the separation of the CEO were the result of expensing the expected costs of an 18 month continuation of salary and benefits as determined by his employment agreement dated March 1998. A second factor affecting general and administrative costs was the one time legal cost associated with litigating the legality of a proxy solicitation by third-party shareholders, that has since been successfully resolved by establishing a compromise slate of new directors, but not without significant legal cost to the Company during the second quarter. The only new hire in second quarter was Glenn Grunewald, CEO. No additional office or lab space was acquired, no expansion occurred in our administrative cost infrastructure and no new spending was permitted. OnLine requires additional working capital to operate normally during the remainder of 2002 and we will likely have to downsize operations in the third quarter to allow time for the revenues of the 48 volt unit to be realized in 2003.

Research, Product Development and Manufacturing Support Costs
-------------------------------------------------------------

Research, development and manufacturing support costs include: a) costs of engineers, technicians and test equipment to maintain our laboratory operations,
b) continuing costs of supporting the contract manufacturing process at Saturn,
c) costs associated with the training and set up of new product manufacturing processes at Saturn and d) parts and equipment dedicated to in-house production of prototype power supply units. The total R & D/manufacturing support cost was $635,562 this quarter versus $537,051 first quarter due to the increased cost of manufacturing support at Saturn to initiate production for the 48 volt 1000 watt unit in June 2002. The overall laboratory program has been operating at a constant level for 2002 and continues to respond to customer application requests for the PFC unit and assisting in customer design modification requests for the first generation 48 volt power supply.

Sales and Marketing Costs
-------------------------

Sales and marketing expenses for second quarter were $491,025 versus first quarter of $336,750, an increase of $154,275 for the current quarter. The major sales and marketing cost components include: print advertisements, direct mail correspondence, travel, distributor training, attendance at trade shows and public relations. Beginning in June, the Company has a) de-emphasized trade show importance and will no longer attend these events, b) most of the previously scheduled print advertisements have been pushed out several months to lower this expense, c) travel (that is not revenue related) is being strictly limited, and d) all discretionary marketing spending has been seriously curtailed. A new focus has been developed to target the immediate potential users of our first generation 48 volt 1000 watt power supply to improve our revenue potential during the remainder of the year and first quarter 2003. We are having success sending 48 volt evaluation units to prospects for testing and processing their feedback. From these prospects indicating interest in designing-in the 48 volt 1000 watt unit, we will work to turn these leads into orders in the third and fourth quarters.

FINANCIAL CONDITION, GOING CONCERN ISSUES AND FINANCIAL LIQUIDITY

OnLine has been funding operations from $14,000,000 raised in three private offerings conducted in 1999 and more recently has benefited from the proceeds of $2,800,000 in PFC sales in 2001 and 2002. The Company has continuing sales of the PFC unit but is not producing profits by which to sustain existing operations at current levels. Our current spendable cash reserve at June 30, 2002 was $741,431 and would be consumed by operations (without cost reductions or fresh capital) by August 31, 2002. Expected sales revenues for the third quarter 2002 are insufficient to sustain cash flows; therefore, the Company is seeking equity or debt capital, and is also preparing a plan of cost reductions (up to 20 %) to be implemented August 31, 2002 in the event adequate capital is not obtained timely from our current fund raising plans.

OnLine has a history of paying its bills in thirty days and does not have any collection agencies threatening collection or have any pending or threatened legal activity against us for the purpose of collecting trade debt. However, beginning in July, 2002 we may have to extend the time for payment of our payables which may hinder our ability to seek new credit accounts and cause us to be placed on credit holds or delay shipments of goods from vendors. We are depending heavily on additional equity capital to continue normal operations through the remainder of 2002.

Silicon Valley Bank of Santa Clara California has approved the Company for a credit facility that may be used to provide short term working capital beginning August 31, 2002. The company has no existing debt and limited encumbrances by creditors on its operating assets at June 30, 2002 (except for some computer and telephone equipment subject to finance leases). The new Silicon Valley Bank credit facility will be collateralized by all of the assets of the Company, including intellectual property. Accounts receivable will be financed up to a maximum outstanding loan balance of $1,200,000, unless increased by the bank due to an increased borrowing base of assets.

Our large customer for the PFC product (Ericsson Wireless Communications, Inc.) continues to increase its orders for units and anticipates purchasing approximately 35,000 units over the next twelve months. The profits from these expected revenues only covers 25% to 30% of our monthly overhead and we must rely on new PFC sales and new sales of the 48 volt 1000 watt power supply to reach a breakeven sales level by early 2003. The debt and equity capital currently being arranged are also required to supplement 2002 working capital and to provide an adequate financial foundation to grow the company in 2003.

Our auditors have cautioned our readers about our ability to continue in business by issuing a "going concern" opinion on our December 31, 2001 financial statements. Management believes that a combination of PFC sales, initial 48 volt revenues in 2002, a $1,200,000 secured bank line of credit and approximately $1,500,000 of new equity capital will allow the Company to maintain normal operations in the near term until breakeven revenues are achieved sometime in first quarter 2003. In the unlikely event that we can not raise sufficient capital or our PFC revenues stop unexpectedly, we may have to implement drastic measures to continue in business; namely, significant down sizing until the orders of our new 48 volt product results in a revenue stream adequate to support our overhead expenses on a go forward basis.

                           PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

          Not Applicable .


ITEM 5.   OTHER EVENTS.

          Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits.

          No.      Description
          ---      -----------

          10.8     Agreement with Ericsson Wireless Communications, Inc.
                     (Pricing provisions omitted)                             *

          99.1     Certifications Pursuant to Section 1350 of Chapter 63
                     of Title 18 of the United States Code                    *

          * Filed herewith.


     (b)  Reports on Form 8-K.

          The Company filed six reports on Form 8-K during the quarter ended June 30, 2002 as follows: 1) April 19, 2002 reporting submission of OPS-1000-48 volt power supply for UL certification; 2) May 21, 2002 reporting the scheduling of Annual Shareholders' Meeting; 3) June 3, 2002 reporting the employment of Glenn M. Grunewald and resignation of Kris Budinger; 4) May 31, 2002 reporting certification from Underwriter Laboratories of the OPS-1000-48 volt power supply; 5) June 11, 2002 reporting status of backlog orders; and 6) June 25, 2002 reporting the settlement of a contested proxy.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           ONLINE POWER SUPPLY INC.
                                           (Company)



Date:  August 13, 2002                     By:     /s/  Glenn Grunewald
                                                --------------------------------
                                                   Glenn Grunewald
                                                    CEO and President




Date:  August 13, 2002                     By:     /s/  Richard L. Millspaugh
                                                --------------------------------
                                                    Richard L. Millspaugh
                                                    Chief Financial Officer