Form 10QSB
period 2002-09-30
ONLINE POWER SUPPLY INC
filed 2002-11-15
CIK 1101152

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended September 30, 2002
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

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

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     YES  X   NO
                      ---     ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 12, 2002
---------------------------------------     ------------------------------------
    Common stock, $.0001 par value                   21,371,360 Shares

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

                            OnLine Power Supply, Inc.

                                      Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Balance Sheets September 30, 2002
          and December 31, 2001..............................................4-5

          Condensed Statements of Operations -
          Three and Nine Months Ended
          September 30, 2002 and September 30, 2001............................6

          Condensed Statements of Cash Flows - Nine Months Ended
          September 30, 2002 and September 30, 2001............................7

          Notes to Condensed Financial Statements..............................8

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................9-12

ITEM 3.   Controls and Procedures.............................................12


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................13

ITEM 2.   Changes in Securities ..............................................13

ITEM 4.   Submission of Matters to a Vote of Shareholders.....................14

ITEM 6.   Exhibits and Reports on Form 8-K....................................14

          Signatures..........................................................15

                            OnLine Power Supply, Inc.
                            Condensed Balance Sheets




                                                        September 30,   December 31,
                                                            2002            2001
                                                        ------------    ------------
                                                        (unaudited)

Assets
Current assets
     Cash and cash equivalents                          $   124,883     $ 2,338,835
     Certificates of deposit                                 76,000         150,000
     Short term investments                                    --         1,012,540
     Accounts receivable                                  1,351,757         191,901
      Inventory                                              37,072         319,856
      Other Assets                                          424,910         272,414
                                                        -----------     -----------

       Total current assets                               2,014,622       4,285,546


Fixed Assets
     Property and equipment, net                            874,445       1,068,412
     Acquired technology and patent costs, net              144,444          87,508
                                                        -----------     -----------

       Total fixed assets                                 1,018,889       1,155,920
                                                        -----------     -----------

       Total assets                                     $ 3,033,511     $ 5,441,466
                                                        ===========     ===========

                            OnLine Power Supply, Inc.
                      Condensed Balance Sheets (Continued)



                                                                 September 30,     December 31,
                                                                     2002              2001
                                                                 -------------     ------------
                                                                  (unaudited)
Liabilities

Current liabilities
     Accounts payable                                            $  1,811,023      $    498,896
     Current portion, bank debt                                       104,873            21,374
     Current portion, capital leases                                    6,408            33,250
     Current portion, officers' severance liabilities                 250,007           100,000
     Accrued liabilities                                              178,393           348,613
                                                                 ------------       -----------
       Total current liabilities                                    2,350,704         1,002,133
                                                                 ------------       -----------

Long-term liabilities
     Bank note payable                                                   --               1,852
                                                                 ------------       -----------
       Total long term liabilities                                       --               1,852
                                                                 ------------       -----------
         Total liabilities                                          2,350,704         1,003,985
                                                                 ------------       -----------

Shareholders' equity
     Preferred stock, $.0001 par value; 1,000,000 shares
       authorized 2,800 shares issued and outstanding                    --                --
     Common stock; $.0001 par value; 100,000,000
       shares authorized; 21,371,360 shares issued
       and outstanding                                                  2,124             2,124
     Stock option notes receivable                                    (74,727)          (74,727)
     Additional paid-in capital                                    29,443,180        29,334,482
     Accumulated (deficit)                                        (28,687,770)      (24,824,398)
                                                                 ------------       -----------
       Total shareholders' equity                                     682,807         4,437,481
                                                                 ------------       -----------
Total liabilities and shareholders' equity                       $  3,033,511      $  5,441,466
                                                                 ============      ============

                            OnLine Power Supply, Inc.
                  Unaudited Condensed Statements of Operations



                                 Three Months      Three Months       Nine Months       Nine Months
                                     Ended             Ended             Ended             Ended
                                 September 30,     September 30,     September 30,     September 30,
                                     2002              2001              2002               2001
                                 ------------      ------------      ------------      ------------

Revenue                          $  1,585,376      $    946,734      $  2,359,544      $  1,895,974
Cost of Revenue                     1,036,623           717,073         1,554,235         1,793,857
                                 ------------      ------------      ------------      ------------
Gross profit                          548,753           229,661           805,309           102,117
                                 ------------      ------------      ------------      ------------

Operating expenses:
Research and development              547,382           282,561         1,719,994         1,292,447
Stock based compensation                 --                --                --              65,153
Sales and marketing                    99,040           292,945           926,815           840,058
General and administrative            646,341           494,136         2,039,061         1,662,793
                                 ------------      ------------      ------------      ------------
Total operating expenses            1,292,763         1,069,642         4,685,870         3,860,451
                                 ------------      ------------      ------------      ------------

(Loss) from operations               (744,010)         (839,981)       (3,880,561)       (3,758,334)

Interest & investment income            4,875            58,313            33,491           275,081
Interest (expense)                    (11,615)           (4,781)          (16,302)          (18,041)
                                 ------------      ------------      ------------      ------------
Net                              $     (6,740)     $     53,532      $     17,189      $    257,040
Net (loss)                       $   (750,750)     $   (786,449)     $ (3,863,372)     $ (3,501,294)
                                 ------------      ------------      ------------      ------------

Net loss per common share        $       (.04)     $       (.04)     $       (.18)     $       (.16)
                                 ============      ============      ============      ============

Weighted average common
      shares outstanding           21,328,625        21,243,155        21,271,645        21,243,155
                                 ------------      ------------      ------------      ------------

                            OnLine Power Supply, Inc.
                  Unaudited Condensed Statements of Cash Flows



                                                                          For the Nine Months Ended
                                                                                 September 30
                                                                        -----------------------------
                                                                             2002            2001
                                                                        ------------     ------------
Cash flows from operating activities
     Net (Loss)                                                         $(3,863,372)     $(3,501,294)
     Adjustments to reconcile net loss to net cash:
        Depreciation and amortization                                       279,281          261,544
        Stock notes receivable                                                 --               --
        Stock based compensation                                               --             65,153
     Changes in certain assets and liabilities
        Receivables, inventory and other current assets                  (1,029,568)        (620,932)
        Accounts payable and other current liabilities                    1,407,403          208,920
                                                                        -----------      -----------
           Net cash provided by (used in) operating activities           (3,206,256)      (3,586,609)
                                                                        -----------      -----------

Cash flows from investing activities
     Payment of leasehold improvements                                         --           (132,230)
     Purchases of equipment                                                 (49,354)        (668,890)
     Payments to acquire patent                                             (92,988)         (19,637)
     Certificates of deposit                                                (74,000)         500,000
     Sale of short-term investments                                       1,012,540        5,067,156
     Purchase of short-term investments                                        --         (1,000,000)
           Net cash provided by (used in) investing activities              796,198        3,746,399

Cash flows from financing activities
     Proceeds from sale of stock                                            125,000             --
     Payments for offering costs                                               --               --
     Payments on capital leases                                             (26,842)         (23,016)
     Note issued                                                             16,300             --
     Principal debt repayments                                              (23,225)         (14,740)
     Proceeds from long term debt                                           104,873             --
                                                                        -----------      -----------
           Net cash provided by (used in) financing activities              196,106          (37,756)
                                                                        -----------      -----------

Net increase (decrease) in cash                                          (2,213,952)         122,034

Cash and cash equivalents- beginning of period                            2,338,835        3,181,728
                                                                        -----------      -----------
Cash and cash equivalents- end of period                                $   124,883      $ 3,303,762
                                                                        ===========      ===========

Supplemental disclosure of cash flow information:

Cash paid for interest expense during the nine months ended September 30, 2002 and September 30, 2001 was $11,615 and $18,041 respectively.

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

For further information on the company's accounting policies, see Note 1 to the audited financial statements in the annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

NOTE 2 - CONCENTRATIONS
-----------------------

Revenues for the third quarter were 99% provided from sales of the PFC product to Ericsson Wireless and a sub-supplier of Ericsson Wireless. When this customer pulls back or pushes out deliveries, our revenues will fluctuate dramatically. During the third quarter, we shipped most of the 8,000 backlogged PFC orders to Ericsson and production must now be scaled back significantly for the balance of 2002 until additional orders are received.

NOTE 3 - GOING CONCERN ISSUES
-----------------------------

The company has yet to produce profits and has exhausted its equity capital at September 30, 2002 to complete the development of the 48 volt power supply, to support product pre-production and to further develop the business operations. Management is presently seeking additional funding to sustain normal operations for the next twelve months. Overhead, mainly personnel, costs were reduced by 20 % in August, 2002 and will be reduced another 25% - 30% in the near future. Bathgate Capital Partners, a Denver investment banking company, has been engaged to raise equity and/or debt capital; management is hopeful that adequate funding can be secured in a timely manner, but no prediction is made in this respect. The auditor's opinion at December 31, 2001 contains a disclosure that due to recurring operating losses there is substantial doubt about the company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

The following discussion should be read in conjunction with the reviewed quarterly financial statements filed with this report, as well as the company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

OnLine Power Supply Inc.'s mission is to fully develop its new power conversion technology into a portfolio of power supply products that offer our customers a competitive advantage when incorporating our power solutions into the design of their products.

Recent extraordinary events, the setbacks in the health of the worldwide economy and the recession level of the United States economy have adversely affected OnLine Power Supply, Inc. and its potential customers. The result will be a reduction of our revenues when compared to our business planning model; however, we believe sales of the 48 volt power supply will occur, and PFC sales will improve, in 2003. The demand for our 48 volt product appears to be both more diverse and more immediate than previously anticipated. The redirected focus on the industrial and test and measurement markets has unearthed numerous applications that represent more strategic fit for the benefits our products provide. In this regard, see "Financial Condition" below. Prior marketing efforts had been substantially focused on the telecommunications and network computer server markets, these potential markets have been diminished as potential customers have cut back or eliminated their new product rollouts. Revenues from the 48 volt power supply in the computer server and data storage markets are somewhat dependent on enhancements identified for the next generation product. Our timeline for the release of this product for this segment is undeterminable at this time.

RESULTS OF OPERATIONS

Revenues
--------

Sales and shipments of the 500 watt and 700 watt power factor corrected modules ("PFC") in the third quarter totaled 8,500 units as we shipped the backlog of orders that resulted from the manufacturing shutdown in the second quarter. This shutdown resulted from problems at the facility operated by our contract manufacturer Saturn Electronics & Engineering, Inc. The component causing the shutdown was identified and the resulting problem resolved to ours and Saturn's, and our customers' satisfaction. Production returned to normal levels as of July, 2002 and shipments will continue to Ericsson Wireless in the fourth quarter this year. Our revenues and cash flows are erratic and are mostly dependent on PFC sales to Ericsson Wireless at the present time. Ericsson Wireless has a history of pulling back and pushing out their deliveries on very short notice. However, the PFC is designed into several ongoing Ericsson Wireless projects that will require units through 2003.

We have not presently received sufficient orders of the 48 volt power supplies from the distribution of evaluation units to schedule the start of full production runs, but we may receive substantial orders in the first three quarters in 2003 from the evaluations presently underway by a substantial number of potential customers.

Research and Development Costs, Manufacturing Support
-----------------------------------------------------

Research and development costs typically include a) wages and benefits of engineers and technicians, b) the cost of component materials and supplies to build prototype models on the bench, c) the costs of independent testing and certification of the design and any material customers' modification requests which are not included in budgeted "non-recurring engineering charges," and d) all other direct costs dedicated to the product development efforts. Manufacturing support costs typically are higher during the ramp up and pre-production stages for a new product. These costs typically occur for a) building our own test racks unique to a product manufacturing process, b) travel costs while our staff is onsite for the training and set-up processes, c) periodic visits to Saturn for quality control purposes during manufacturing and
d) design testing and revisions to a product to accomplish an improved design for manufacture. We have 12 fewer laboratory personnel due to the downsizing in August and November; however, continuing product development to provide the unique design needs of several prospective customers remains on schedule. Corporate-wide spending is being reduced, including the costs for the laboratory, as we await the anticipated revenues from the existing 48 volt power supply unit now being tested by potential OEM customers.

The overall level of research, design and manufacturing support costs during the quarter and nine months of 2002 is higher than the previous comparable periods in 2001 as a result of a) extraordinary expenses associated with the PFC production issues at Saturn during May and June of this year and b) the front end expenses to finish the 48 volt power supply through the pilot production runs in June 2002. $130,000 of 48 volt power supply components, sales demonstration units and in-house test versions were expensed in the third quarter 2002. The cost to replace defective PC boards, travel costs for trips by an OPS trouble-shooting team to Saturn in Monterrey, Mexico, and independent testing costs, all associated with the PFC problems, added approximately $104,000 of extraordinary expense in the current quarter. The operating cost for maintaining the laboratory functions beyond September 2002 has been lowered from approximately $200,000 per month to just over $100,000 per month and a narrower focus on immediate future revenue potentials and bottom line benefits is in effect.

We have a 500 watt and 700 watt PFC and a 600 watt and 1,000 watt 48 volt power supply available to sell without additional development (although new customers may require product modifications in some instance to meet their specific needs
- see "Financial Condition"). The go-forward product design focus is on better voltage in-rush performance, better sharing properties and hot swap features for all of the product families. The proposed enhancements to existing products will open up another market segment for our products, but we firmly believe there is profitable business for our current offering in the industrial and test and measurement sectors of the power supply markets.

Sales and Marketing
-------------------

Comparative expenses for sales and marketing from the current quarter period to last year's quarter period reflects a 64 % decrease from $ 292,945 to $ 99,040. The reduction is partly the result of eliminating four department employees in August 2002, delaying all print advertising, eliminating trade show participation, restricting sales travel and minimizing all other discretionary spending. In contrast, during the 2001 quarter period, an expensive advertising campaign was launched for the introduction of the 48 volt product followed by numerous sales trips to introduce the technology to prospective customers. The previous methods for marketing and selling the products have been re-evaluated and now the preferred method is to follow up specific leads generated by our website presence with a sales tutorial approach so that the maximum results can be obtained with the minimum amount of cost and effort. In addition, the selling effort is focused on the industrial application and test and measurement segments and has generated excellent leads for business in 2003.

General and Administrative
--------------------------

Administrative expenses for the quarter period and year to date increased from 2001 to 2002 by 31% (personnel costs only) and 23% respectively. The year to date increase is comprised of the one time accrued severance cost of $ 300,000 for the former CEO Kris Budinger (who left the company in June 2002) and $200,000 of additional legal costs associated with the contested proxy, the ongoing SEC investigation and litigation expense prepatory to litigation against a former officer, Larry Arnold. See Item 1 in Part II for information on this litigation, and see "Financial Condition" below for information on severance cost. The quarter over quarter increase is represented almost entirely by the $150,000 of extra legal costs incurred this quarter related to the annual shareholders' meeting in August and resolution of the competing shareholder proxy. The administrative expenses should return to a normalized level of approximately $100,000 per month or less on a go forward basis. The company has not increased administrative expenses with the exception of hiring a new CEO in June, 2002, that increased expenses approximately $25,000 per month through December 2003.

FINANCIAL CONDITION

The cumulative effects of continuing operating losses threaten the financial stability of the company while it continues to develop promising new leads for the 48 volt power supply in the industrial test and measurement and materials handling market segments. OnLine engineers have recently created a power supply solution for another company to be used in their material handling equipment and several prototypes will be delivered to them for evaluation and beta testing in the fourth quarter at the customer's request. If the tests are successful and the 48 volt unit is adapted for their product lines, the prospective customer represents that the resulting order volumes could be very substantial. However, no prediction is made in this respect. It should be noted that additional development work (and therefore funds) will be needed to make design modifications as requested by prospective customers to have our products meet particular application requirements, and to have those modified products UL certified prior to signing orders and shipping modified products.

At September 30, 2002, the company had negative working capital of $336,082 and shareholders' equity of $682,807, both at levels inadequate for the company to execute its existing business plan without added equity or debt capital during the fourth quarter 2002. A plan for raising a sufficient amount of capital in the form of convertible debt or equity from institutional sources has been formulated by Bathgate Capital Partners of Denver, but the hoped-for closing has not occurred to date, due to the fact that the company's recent share price is low (less than $0.75 per share at filing date), and hoped-for new contracts for the 48 volt products have not materialized. The ultimate success of the fund raising effort begun in July, 2002 is undeterminable at this time. The capital markets that we rely on are reported to be in their worst condition in several decades and may limit our ability to raise the needed capital by the end of the year.

With the cooperation of creditors (principally Saturn) and recent reductions in staffing (15 fewer employees) and overhead, we hope to stay in business through April 2003. If we can sign contracts for substantial volumes of product in the next five months, we anticipate being able to raise the debt or equity capital to continue manufacturing and shipping products, and attain a level of cash flow and profitability sufficient to sustain operations through 2003 and beyond. However, the absence of new orders in the next few months would make it more difficult to raise needed working capital.

To the extent we cannot work out payment terms with creditors, cannot raise new capital, and/or cannot sign contracts for substantial volumes of products, the company may have to shut down all operations before April 30, 2003.

Accounts receivable of $1,351,757 is from delivery of 8,500 PFCs to Ericsson this quarter. We owe approximately $1,200,000 to Saturn for units shipped through September 30, 2002, and the balance of payables is owed to numerous trade creditors. Standard terms for collecting our accounts receivable from Ericsson Wireless is 50-60 days and the normal payment terms to our manufacturer is 30 days; this situation may well require bank borrowing against receivables that are pledged against the $1,200,000 credit facility with Silicon Valley Bank unless we can work out payment terms with Saturn.

A severance liability of $250,007 is recorded at September 30, 2002 to be paid in 15 equal monthly installments to the former CEO (Kris Budinger). The $100,000 severance liability on the books at December 31, 2001 was paid to another person (a terminated senior executive) in a lump sum during January 2002 to settle all potential future claims resulting from of his then un-expired employment contract (this contract is no longer in effect as a result of the settlement).

Other assets increased $152,496 to $424,910 at September 30, 2002 (compared to $272,414 at December 31, 2001), representing an increase in prepaid items such as insurance premiums, rent, deposits with sub-suppliers of components to be used in the 48 volt product line, etc. These are amortizable costs of which most will be expensed over the next twelve months.

The cash burn rate for the company during the first nine months of 2002 averaged $398,000 per month. Beginning September 1, 2002 the company had a cash burn rate of approximately $ 275,000 per month for a reduction of 30 % from the previous periods due mainly to the downsizing in August and the overall 30 % reduction in corporate spending mandated for all departments during fourth quarter. A further reduction of overhead and staff on November 15, 2002 lowers the monthly cash burn rate to approximately $200,000 per month for the balance of fourth quarter.

When and if the company is profitable and owes federal income taxes, it will be able to utilize the tax saving benefits of an estimated $13,000,000 net operating loss (NOL, occurring principally from 1999 forward) that can be applied to reduce taxable income and result in lower income tax liabilities. The NOL may be limited in its use by tax regulation and will expire over time if not fully absorbed by offsetting taxable incomes in the future. This NOL represents a significant potential economic benefit to the company in the form of lower income tax expenses that would otherwise occur without the carry forward losses. In addition, the company has substantial research and development tax credits that are being carried forward and can be used to further lower future federal income tax expenses.

ITEM 3.   CONTROLS AND PROCEDURES

     In the 90 day period before the filing of this report, the chief executive and chief financial officers of the company have evaluated the effectiveness of the company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to company management, including the chief executive and chief financial officers of the company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

     Subsequent to date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     ARNOLD LAWSUIT. On October 25, 2002, the company filed a lawsuit (Case No. 02-CV3713) in District Court, Arapahoe County, Colorado against Larry G. Arnold, Larry G. Arnold d/b/a Billy Jack Company, Sally Arnold, and John Does 1 through 10 whose true names now are unknown. Sally Arnold is Larry Arnold's wife; Billy Jack Company is a name under which Larry and Sally Arnold have done and continue to do business.

     The lawsuit alleges that the company and its shareholders have been the victims of a series of devices, schemes and artifices to defraud, perpetrated by its former CEO and Chairman of the Board Arnold, resulting in over $1 million in damages. The lawsuit alleges that Arnold was associated in his tortious conduct by the other named defendants, and by persons whose true names are not now known.

     The company makes ten claims for damages and seeks relief from the defendants principally for breach of fiduciary duty and unjust enrichment.

     As of the filing date of this Form 10-QSB report, no answer to the complaint has been filed by the defendants.

     The company has filed this lawsuit as a result of the internal investigation conducted earlier this year (see the annual report on Form 10-KSB for the year ended December 31, 2001). While further legal expenses will be incurred in the lawsuit, the extensive legal and investigative work done to date has been paid for. Management has initiated the lawsuit to obtain recovery from the defendants for harm done to the company and its shareholders. Management will monitor the progress of the litigation, and its expenses closely.

     SEC INVESTIGATION. There have been no developments in the SEC's investigation of the company. See the annual report on Form 10-KSB for the fiscal year ended December 31, 2001 for information on this matter.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) Additional shares of common stock were sold to two accredited individuals during this quarter: one bought 128,205 shares at $0.78 and 3 year warrants on an additional 64,102 shares (exercise price $1.18 per share); the other bought 25,000 shares at $1.00. No commissions were paid in these transactions, from which the company received a total of $125,000. The securities are restricted under rule 144, and were offered and sold without registration pursuant to section 4(2) of the 1933 Act.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     The company's proposed slate of directors was elected (or re-elected) at the August 14, 2002 annual shareholders' meeting by a plurality of all votes cast.

     The directors were Glenn M. Grunewald, Ed Sidor, Gary Fairhead, Gary Young, and Ken Cassady. Mr. Cassady resigned in September 2002 because of the added demands on his time presented by his personal business affairs.

                                 For                Against        Abstain
                                 ---                -------        -------

     Glenn M. Grunewald         15,693,628          138,120         6,305
     Ed Sidor                   15,772,417           59,331         6,305
     Gary Fairhead              10,192,842        5,638,906         6,305
     Gary Young                 15,800,895           30,853         6,305
     Ken Cassady                15,771,967           59,781         6,305

     The shareholders also ratified the recommended appointment of our auditors, Ehrhardt, Keefe Steiner and Hoffman, for a fourth consecutive year ending December 31,2002.

                                 For                Against        Abstain
                                 ---                -------        -------

                               15,574,562            68,646       194,845

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K.

     The company filed three reports on Form 8-K during the three months ended September 30, 2002: (1) July 12, 2002 reporting a change in the date of its annual shareholders' meeting; (2) August 6, 2002 reporting the status of backlog orders; and (3) August 6, 2002 to clarify voting procedures for its annual shareholders' meeting.

                     OFFICERS' CERTIFICATIONS AND SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 ONLINE POWER SUPPLY INC.
                                                 (Company)



Date:  November 14, 2002                    By:     /s/   Glenn Grunewald
                                                 -------------------------------
                                                 GLENN GRUNEWALD,
                                                 CEO and PRESIDENT




Date:  November 14, 2002                    By:     /s/   Richard L.  Millspaugh
                                                 -------------------------------
                                                 RICHARD L. MILLSPAUGH,
                                                 CHIEF FINANCIAL OFFICER

                                  CERTIFICATION

     I, Glenn Grunewald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OnLine Power Supply, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 14th day of November, 2002.


                                              /s/  Glenn Grunewald
                                            ------------------------------------
                                            Glenn Grunewald
                                            CEO and President

                                  CERTIFICATION

     I,   Richard L. Millspaugh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OnLine Power Supply, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 14th day of November, 2002.


                                               /s/  Richard L. Millspaugh
                                             -----------------------------------
                                             Richard L. Millspaugh
                                             Chief Financial Officer